Form 10-K/A
period 1994-12-31
U S RESTAURANT PROPERTIES MASTER L P
filed 1995-04-06
CIK 785994

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-K/A
                                AMENDMENT NO. 1

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required)

          For the fiscal year ended December 31, 1994
                                    -----------------

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from _______________ to ________________

                         Commission File Number 1-9079

                     U.S. RESTAURANT PROPERTIES MASTER L.P.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                  41-1541631
         --------                                  ----------
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)

          5310 Harvest Hill Rd., Ste. 270, LB 168, Dallas, Texas 75230
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                214 / 387-1487
                                --------------
              (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
- - -------------------                    -----------------------------------------
Units Representing Limited Partnership          New York Stock Exchange
Interests and Evidenced by Depository
 Receipts

       Securities registered pursuant to Section 12(g) of the Act:  None

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes____X____               No_________

                                  Page 1 of 11
                        Exhibit Index located on page 6

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       The aggregate market value of the Units held by non-affiliates of the Registrant as of February 28, 1995 was $70,104,375 (based upon the closing price of the Units on February 28, 1995, as reported under New York Stock Exchange Composite Transactions).

       The number of Units outstanding on February 28, 1995 was 4,635,000.

                     DOCUMENTS INCORPORATED BY REFERENCE:

       Portions of the Annual Report to Limited Partners for the year ended December 31, 1994 (the "1994 Annual Report") are incorporated by reference into parts II.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

Item 14 is hereby amended to delete the document filed as Exhibit 10.3, and replace it with the document filed with this Amendment No. 1 as Exhibit 10.3.
Item 14 is otherwise unchanged.  Item 14 is hereby restated as follows:

(a)(1)  Financial Statements.

The consolidated financial statements of the Registrant included in the 1994 Annual Report are incorporated by reference in Item 8. "Financial Statements and Supplementary Data" above and are also incorporated herein by reference.

(a)(2) Financial Statement Schedules.

     None

     Schedules have been omitted because they are either not applicable, not material or the required information has been given in the financial statements or in the notes to the financial statements.

(a)(3)  Exhibits.

2.1 Amended and Restated Purchase and Sale Agreement dated as of February 3, 1986. (Incorporated by reference to Exhibit 10(a) to Amendment No. 2 to the Registration Statement.)

3.1 The original Certificate of Limited Partnership of U.S. Restaurant Properties Master L.P. (Incorporated by reference to Exhibit 4.3 to the Registration Statement.). Amendments filed on July 1, 1994, November 7, 1994 and November 30, 1994 are attached./*/

3.2 Second Amended and Restated Agreement of Limited Partnership of U.S. Restaurant Properties Master L.P. dated as of March 17, 1995./*/

3.3 Certificate of Limited Partnership of U.S. Restaurant Properties Operating L.P. (Incorporated by reference to Exhibit 4.4 to the Registrant Statement.). Amendments filed on July 26, 1994 and November 30, 1994./*/

3.4 Second Amended and Restated Agreement of Limited Partnership of U.S. Restaurant Properties Operating L.P. dated as of March 17, 1995./*/

4.1 Deposit Agreement and Form of Depositary Receipt and Application for Transfer of Depositary Units. (Incorporated by reference to Exhibit 4.5 to Amendment No. 3 to the Registration Statement.) First Amendment to Deposit Agreement. (Incorporated by reference to Exhibit (4)A to Registrant's 8-K Current Report dated September 30, 1987.)

10.1 Amendment No. 91 - Burger King Corporation Withdrawal as Special General Partner and Name Change (Incorporated by reference to Exhibit 10.1 to the Registrant's 10-Q Report for the period ended September 30, 1994.)

10.2  Consulting Agreement dated April 30, 1987.  (Incorporated by reference to
Exhibit 10.2 to the Registrant's 10-K Annual Report for the year ended December 31, 1987.)

10.3 Option Agreement, dated as of March 24, 1995, between U.S. Restaurant Properties Master L.P. and QSV Properties Inc./**/

10.4 Agreement between BKC and Robert J. Stetson regarding sale of QSV Properties Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant's 10-Q Report for the period ended June 30, 1994.)

10.5 Letter to change Registrar and Stock Transfer Agent. (Incorporated by reference to Exhibit 10.2 to the Registrant's 10-Q Report for the period ended September 30, 1994.)

13.1 Annual Report to Limited Partners for the year ended December 31, 1994 (only those portions specifically incorporated herein by reference shall be deemed filed with the Commission)./*/

21.1  Subsidiaries of the Registrant./*/

(b)  Reports on Form 8-K.

On December 5, 1994, the Registrant filed a Report on Form 8-K in connection with BKC's withdrawals from the Partnerships.

__________________
/*/ Previously filed with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994.
/**/ This Exhibit 10.3 replaces the version of Exhibit 10.3 previously filed with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 6, 1995              U.S. RESTAURANT PROPERTIES MASTER L.P.

                                  BY:  QSV PROPERTIES INC., ITS MANAGING
                                       GENERAL PARTNER

                                       By: /S/ ROBERT J. STETSON
                                           ---------------------

                                       Name: ROBERT J.  STETSON
                                            -------------------

                                       Title: PRESIDENT, CHIEF EXECUTIVE OFFICER
                                             -----------------------------------

                                 EXHIBIT INDEX
                     U.S. Restaurant Properties Master L.P.
                                  Form 10-K/A
                        For Year Ended December 31, 1994

2.1 Amended and Restated Purchase and Sale Agreement dated as of February 3, 1986. (Incorporated by reference to Exhibit 10(a) to Amendment No. 2 to the Registration Statement.)

3.1 The original Certificate of Limited Partnership of U.S. Restaurant Properties Master L.P. (Incorporated by reference to Exhibit 4.3 to the Registration Statement.) Amendments filed on July 1, 1994, November 7, 1994 and November 30, 1994 are attached./*/

3.2 Second Amended and Restated Agreement of Limited Partnership of U.S. Restaurant Properties Master L.P. dated as of March 17, 1995./*/

3.3 Certificate of Limited Partnership of U.S. Restaurant Properties Operating L.P. (Incorporated by reference to Exhibit 4.4 to the Registrant Statement.) Amendments filed on July 26, 1994 and November 30, 1994./*/

3.4 Second Amended and Restated Agreement of Limited Partnership of U.S. Restaurant Properties Operating L.P. dated as of March 17, 1995./*/

4.1 Deposit Agreement and Form of Depositary Receipt and Application for Transfer of Depositary Units. (Incorporated by reference to Exhibit 4.5 to Amendment No. 3 to the Registration Statement.) First Amendment to Deposit Agreement. (Incorporated by reference to Exhibit (4)A to Registrant's 8-K Current Report dated September 30, 1987.)

10.1 Amendment No. 91 - Burger King Corporation Withdrawal as Special General Partner and Name Change (Incorporated by reference to Exhibit 10.1 to the Registrant's 10-Q Report for the period ended September 30, 1994.)

10.2  Consulting Agreement dated April 30, 1987.  (Incorporated by reference to
Exhibit 10.2 to the Registrant's 10-K Annual Report for the year ended December 31, 1987.)

10.3 Option Agreement, dated as of March 24, 1995, between U.S. Restaurant Properties Master L.P. and QSV Properties Inc. (p. 7)/**/

10.4 Agreement between BKC and Robert J. Stetson regarding sale of QSV Properties Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant's 10-Q Report for the period ended June 30, 1994.)

10.5 Letter to change Registrar and Stock Transfer Agent. (Incorporated by reference to Exhibit 10.2 to the Registrant's 10-Q Report for the period ended September 30, 1994.)

13.1 Annual Report to Limited Partners for the year ended December 31, 1994 (only those portions specifically incorporated herein by reference shall be deemed filed with the Commission)./*/

21.1  Subsidiaries of the Registrant./*/

__________________

/*/ Previously filed with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994.

/**/ This Exhibit 10.3 replaces the version of Exhibit 10.3 previously filed with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994.