Form 10-Q
period 1995-03-31
U S RESTAURANT PROPERTIES MASTER L P
filed 1995-05-15
CIK 785994

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1995

                                      or

[_] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from _______________ to __________________


                         Commission File Number 1-9079


             U.S. RESTAURANT PROPERTIES MASTER LIMITED PARTNERSHIP
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                  41-1541631
- - - - - - -------------------------------        ------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

          5310 Harvest Hill Rd., Ste. 270, LB 168, Dallas, Texas 75230
          ------------------------------------------------------------
           (Address principal executive offices, including zip code)

                                214 / 387-1487
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


- - - - - - --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes      X                No
                   ---------                ----------

     Depository Units (representing Limited Partnership Interests) outstanding at May 11, 1995: 4,635,000.

                              Page 1 of 11 pages
                        Exhibit Index located on page 8

                         Part I.  FINANCIAL INFORMATION


Item 1.   Financial Statements


     The following financial statements required hereunder are incorporated by reference from the Registrant's Report to Limited Partners for the First Quarter of 1995, which is set forth as Exhibit 20.1 hereto.

     In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods presented herein have been made. The operating results for such periods however are not necessarily indicative of the operating results to be expected for the full year.

     Certain balance sheet captions appearing in the Report to Limited Partners for the First Quarter of 1995 are comprised as follows:



                                            March 31,    December 31,
                                               1995          1994
                                           ============  ============

Receivables, net:
   Other receivables                        $   821,809   $   832,093

   Less allowance for doubtful accounts         116,891       116,891
                                            -----------   -----------
                                            $   704,918   $   715,202
                                            ===========   ===========


Buildings, net:
   Buildings and leasehold improvements     $ 4,666,185   $ 3,892,294

   Less accumulated depreciation              2,389,587     2,343,919
                                            -----------   -----------
                                            $ 2,276,598   $ 1,548,375
                                            ===========   ===========


Intangibles, net:
   Intangibles                              $26,403,882   $26,392,197

   Less accumulated amortization             12,378,207    12,075,614
                                            -----------   -----------
                                            $14,025,675   $14,316,583
                                            ===========   ===========



                               Page 2 of 11 pages

Item 1.      Continued

Additional Information Relating to the Financial Statements


Promissory Note - On March 31, 1995, U.S. Restaurant Properties Master L.P. entered into an agreement with Comerica Bank - Texas to establish a revolving line of credit up to $1,200,000, payable on demand and maturing on June 30, 1995, at a variable interest rate based on changes in an index which is the "Lender's Prime Rate". The initial interest rate is 9.00% per annum. The "index" is the rate the Lender charges, or would charge, on 90 day unsecured loans to the most creditworthy corporate customers. The purpose of this financing is to provide cash, as needed, to pursue the Partnership's expanded business strategy. On March 31, 1995, U.S. Restaurant Properties Master L.P. borrowed $500,000 against this "Promissory Note". On April 4, 1995 and April 5, 1995 the Partnership repaid the loan in increments of $400,000 and $100,000 respectively, incurring $525 in interest expense.

Acquisitions - On March 29, 1995, U.S. Restaurant Properties Master L.P. purchased the land and building in Amarillo, Texas on which a Chili's Bar and Grill is operated by its tenant, Brinker Texas, L.P., a Texas limited partnership ("Tenant"). The Partnership assumed the existing operating lease with 9 years remaining and 2 separate consecutive renewal terms of 5 years each. The purchase price was $1,228,399. The current base rent paid by the Tenant is $11,168. Additionally, the Tenant pays a "percentage" rent when 6% of gross sales receipts are over the base rent. During the fiscal year 1993-94 the percentage rent amounted to a monthly average of approximately $1,865.

Option Agreement - On March 24, 1995, U.S. Restaurant Properties Master L.P. (the "Partnership") entered into an agreement with QSV Properties, Inc., the Managing General Partner of the Partnership ( the "Managing General Partner") in accordance with Section 5.05 (a) of the Second Amended and Restated Agreement of Limited Partnership which was approved by a Majority Vote of the Limited Partners on March 17, 1995, as defined by the Partnership Agreement giving the Managing General Partner an Option to purchase Units of the Partnership.

The Partnership grants to the Managing General Partner the options ("Options") to purchase 400,000 Units at an exercise price of $15.50 per Unit. The Options will vest in full and become exercisable on March 24, 1996 and will expire at 5:00 p.m.Central Time on March 24, 2006. The Options may be exercised in full or in part at any time during the 10 year period and allows any unexercised portion to remain exercisable until the expiration date. The effect of the options issued and outstanding is nondilutive at this point in time.



                               Page 3 of 11 pages

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


        The information required hereunder is incorporated by reference from the letter to Partners contained in the Report to Limited Partners for the First Quarter of 1995, which is set forth as Exhibit 20.1 hereto.


        REVENUES: For the Quarter ended March 31, 1995, rental revenues increased 7% over the previous year. Comparable store sales growth was 9%. ("Comparable store sales growth" is the increase in sales at those restaurants open for the entire reporting period in both the current and prior year.) Management believes the growth reflects improvements in the overall performance of the Burger King system, and efforts with selected tenants to improve their restaurant's sales.

        TAXES, GENERAL AND ADMINISTRATIVE EXPENSES:   Expenses increased 57%
over the same period in 1994. Expenses in the first quarter of 1994 were $235,493 compared to $369,668 in 1995, an increase of $134,175. The increase for the quarter was due primarily to the one time costs associated with the proxy process that were fully expensed in the first quarter. The proxy's proposed amendments to the partnership agreement were approved by the limited partners in a special meeting on March 17, 1995. Additionally, there was an increase in the management fee of $3,391 for the quarter as prescribed by the partnership agreement. The Partnership currently uses a CPA, Sellers and Associates, for its accounting and bookkeeping, Price Waterhouse LLP for its K-1 administration and Deloitte & Touche LLP for its auditing. Also, excess liability coverage was purchased which is in addition to coverage required to be carried by the franchisees.

        LIQUIDITY: For the three months ended March 31, 1995, net working capital (total current assets less current liabilities) decreased $1,392,722 to $521,685. At the end of the quarter, a property in Amarillo, Texas on which a Chili's restaurant operates was acquired for $1,228,399. The purchase was financed by a loan of $500,000 against a bank line of credit of $1,200,000 and the balance from cash. As cash is needed to pay cash distributions to limited partners, the balance of the credit may be employed. Also at the end of the quarter, an escrow deposit was made to purchase three properties in Arkansas on which Burger King restaurants operate.

To fund future property purchases, a $10,000,000 line of credit is currently being negotiated with a bank. This credit line will replace the $1,200,000 line used to complete the Amarillo property purchase.



        CASH FLOW FROM OPERATIONS: Cash flow from operations for the First Quarter increased 3% over the same period in 1994 to $0.39 per unit.



                               Page 4 of 11 pages

                          Part II.  OTHER INFORMATION



Item 1.      Legal Proccedings

        The Partnership was named as a party to a law suit, in Montana District Court on June 27, 1994, by a landlord on a leased property for abated rent lost by the tenant due to a fire that occurred on a building before the Partnership took ownership. The Managing General Partner believes the suit will not result in any liability to the Partnership.


Item 2.      Changes In Securities

        On March 17, 1995, the holders of units ("Unitholders") representing limited partnership interest in the Partnership ( the "Units") approved amendments to the agreement of limited partnership of the Partnership (as amended, the "Partnership Agreement") which permit the Partnership to pursue an expanded business strategy. This strategy includes making loans to tenants to renovate and improve their restaurants, purchase additional restaurant properties, related equipment and operating rights and financing the improvement of existing Properties and the purchase of additional restaurant properties and related property through borrowings, issuing additional Units and other means.

        The Partnership's initial goal is to purchase additional properties principally by utilizing the borrowing capacity, on a secured recourse or non-recourse basis, it believes is represented by the Partnership's existing properties. Purchases might also be made through the issuance of additional Units. The Partnership believes that seller financing will generally not be available for the purchase of additional restaurant properties. The use of borrowings, together with the addition of restaurant properties not operated as BK Restaurants, represents a new direction in the Partnership's business strategy.


Item 3.      Defaults Upon Senior Securities

        Not Applicable


Item 4.      Submission of Matters to a Vote of Security Holders

        On March 17, 1995, the holders of units ("Unitholders") representing limited partnership interest in the Partnership ( the "Units") approved amendments to the agreement of limited partnership of the Partnership (as amended, the "Partnership Agreement") which permit the Partnership to pursue an expanded business strategy. This strategy includes making loans to tenants to renovate and improve their restaurants, purchase additional restaurant properties, related equipment and operating rights and financing the improvement of existing Properties and the purchase of additional restaurant properties and related property through borrowings, issuing additional Units and other means. The Partnership believes that the Partnership can foster

                               Page 5 of 11 pages

Item 4.      Continued


improved operating results at selected Properties, encourage renewal of expiring leases and reduce the likelihood of having to rebuild the existing Properties at the Partnership's expense if it assists tenants in repairing and updating their restaurants. The Partnership also believes that diversification of the Partnership's restaurant property portfolio would lessen the dependence of the Partnership's performance on one chain and its exposure to the possible nonrenewal of existing Franchise Agreements. In addition, the purchase of the fee interest in other restaurant properties would decrease the Partnership's overall exposure with respect to properties it holds under land leases.


Item 5.      Other Information

        Not Applicable


Item 6.      Exhibits

        (a)  Exhibits:



             20.1   -       Report to Limited Partners for the First Quarter of
                            1995



                               Page 6 of 11 pages

                                   SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         U.S. RESTAURANT PROPERTIES MASTER L.P.
                                                  By QSV PROPERTIES INC.,
                                                  Managing General Partner



Dated:  5/11/95                    By /s/ Robert Stetson
        -------                       -------------------------------
                                          Robert J. Stetson
                                          President and C.E.O.
                                          Principal Financial Officer



                               Page 7 of 11 pages

================================================================================

                                 EXHIBIT INDEX



             U.S. Restaurant Properties Master Limited Partnership


                                  Form 10 - Q


                        For Quarter Ended March 31, 1995



                                                           Page
                                                           ----



20.1  Report to Limited Partners for the First Quarter
      of 1995...........................................      9



================================================================================

                               Page 8 of 11 pages

                      Letter to Unit holders- 1st. qtr 95





To Our Limited Partners:




First quarter financial performance continued the growth trend of 1994. Revenues and comparable store sales grew 7% and 9% respectively from the first quarter of 1994. FFO (funds from operations) of $1,824,480, relating to taxable income, grew 3%, while net income approximated first quarter 1994. The net income and growth in FFO would have been greater except for the one time costs associated with the proxy process were fully expensed in the first quarter. As most of you know, the proxy's proposed amendments to the partnership agreement, which among other changes enable the partnership to expand and diversify, were approved by the limited partners on March 17th.


On April 26, 1995, the Board of Directors of the managing general partner approved a cash distribution for the 1st quarter of 42 cents per unit payable June 15th to unitholders of record on June 8th. This cash distribution was up 8% from the 1st quarter cash distribution last year. Of the 42 cent distribution, the estimated deferred income tax portion is 13 cents per unit for the quarter. Reflecting the new direction, and the new name, of the Master Limited Partnership, the Board also approved changing the name of your managing general partner to U.S. Restaurant Properties, Inc. effective June 1, 1995.

Turning to our property purchasing program, the 2nd quarter is being devoted to making potential sellers aware of USRP and building a pipeline of potential transactions. We did complete our first transaction at the end of the first quarter, the land and building for a high volume Chili's restaurant in Amarillo, Texas. This property is typical of the kind of transaction we seek: a good location, a good chain brand, and a good tenant. We also signed a purchase agreement for 3 Burger King properties in Arkansas. We expect to close on additional properties beginning in the third quarter. We are currently finalizing a $10 million bank credit line to fund all these purchases.


We are pleased with the momentum the partnership is developing, and appreciate your support as the partnership grows.



Best Regards,


Robert Stetson                                Fred Margolin
CEO - President                               Chairman
QSV Properties, Inc.                          QSV Properties, Inc.
Managing General Partner                      Managing General Partner


                              Page 9 of 11 pages

                   U. S. RESTAURANT PROPERTIES MASTER L.P.
                      CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)



                                                                                     Three Months ended March 31,
                                                                            -------------------------------------------------
                                                                               1995                                   1994
                                                                            ----------                             ----------
Revenues from leased properties:
        Rental Income                                                       $1,539,963                             $1,353,535
        Amortization of unearned income on direct financing leases             582,657                                630,452
                                                                           -----------                            -----------
                Total Revenues                                               2,122,620                              1,983,987
Expenses:
        Rent                                                                   336,496                                323,460
        Depreciation and amortization                                          336,576                                318,608
        Taxes, general, and administrative                                     369,668                                235,493
        Interest expense (income), net                                         (10,250)                                 6,445
                                                                           -----------                            -----------
                Total Expenses                                               1,032,490                                884,006
                                                                           -----------                            -----------
Net income                                                                  $1,090,130                             $1,099,981
                                                                           ============                           ===========
Net income allocable to unitholders                                         $1,068,544                             $1,077,981
                                                                           ===========                            ===========
Average number of outstanding units                                          4,635,000                              4,635,000
                                                                           ===========                            ===========
Net income per unit                                                              $0.23                                  $0.23
                                                                           ===========                            ===========

                         CONSOLIDATED BALANCE SHEETS



                                                                          March 31,                            December 31,
                                                                             1995                                   1994
                                                                         -------------                         --------------
                                                                          (unaudited)
Assets
        Cash and equivalents                                               $   374,057                            $   680,646
        Marketable securities                                                        0                                853,791
        Receivables, net                                                       704,918                                715,202
        Purchase deposits                                                       60,000                                      0
        Prepaid expenses                                                       120,111                                122,962
        Net investment in direct financing leases                           20,788,704                             21,237,432
        Land                                                                23,868,788                             23,414,280
        Buildings and leasehold improvements, net                            2,276,598                              1,548,375
        Machines and equipment, net                                              6,779                                      0
        Intangibles, net                                                    14,025,675                             14,316,583
                                                                         -------------                          -------------
                                                                           $62,225,630                            $62,889,271
                                                                         =============                          =============
Liabilities and Partners' Capital
        Accounts payable                                                      $244,726                               $445,518
        Notes payable                                                          500,000                                      0
        Capitalized lease obligations                                          723,648                                774,602
Partners' capital                                                           60,757,256                             61,669,151
                                                                         -------------                          -------------
                                                                           $62,225,630                            $62,889,271
                                                                         =============                          =============


Notes to Consolidated Financial Statements are an integral part of these statements.
================================================================================
Notes to Consolidated Financial Statements (unaudited)

*Organization
U.S. Restaurant Properties Master L.P. (Partnership), formerly Burger King Investors Master L.P., a Delaware limited partnership, was formed on December 10, 1985. The Partnership, through its 99.01% limited partnership interest in U.S. Restaurant Properties Operating L.P. (Operating Partnership), also a Delaware Limited Partnership which was formerly Burger King Operating Limited Partnership, acquired an interest in 128 restaurant properties (Properties) owned or leased by Burger King Corporation (BKC) and leased or subleased on a net lease basis to BKC franchises. (The Partnership is the sole limited partner of the Operating Partnership and they are referred to collectively as the "Partnerships".) QSV Properties Inc. ("QSV") is the managing general partner of partnerships.

* Related Party Transactions
The managing general partner, QSV Properties Inc., is responsible for managing the business and affairs of the Partnerships. The Partnerships pay the managing general partner a non-accountable annual allowance (adjusted to reflect increases in the Consumer Price Index), plus reimbursement of out-of-pocket costs incurred to other parties for services rendered to the Partnerships. The allowance for the quarter ended March 31, 1995 was $139,018 compared to
$135,627 in the like quarter of 1994. The managing general partner incurred $18,036 of out-of-pocket costs relating to the acquisition of a property. These costs were reimbursed to QSV by the partnership during the quarter ending March 31, 1995.
================================================================================

                              Page 10 of 11 pages

                    U. S. RESTAURANT PROPERTIES MASTER L.P.
                 CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                  (unaudited)

                                                                      General              Limited
                                                                      Partners             Partners               Total
                                                                  ----------------      ---------------       ---------------
Balance at December 31, 1993                                          $1,357,447           $62,757,191           $64,114,638
Net Income                                                                98,653             4,834,017             4,932,670
Cash Distributions                                                      (147,557)           (7,230,600)           (7,378,157)
                                                                  ----------------      ---------------       ---------------
Balance At December 31, 1994                                           1,308,543            60,360,608            61,669,151
Special GP Interest Transfer                                             (12,899)               (3,101)              (16,000)
Net Income                                                                21,586             1,068,544             1,090,130
Cash Distributions                                                       (39,325)           (1,946,700)           (1,986,025)
                                                                  ----------------      ---------------       ---------------
Balance at March 31, 1995                                             $1,277,905           $59,479,351           $60,757,256
                                                                  ================      ===============       ===============



                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)                                               Three months ended March 31,
                                                                                           -----------------------------
                                                                                               1995           1994
                                                                                           -------------   -----------
Cash flows from operating activities:
        Net Income                                                                            $1,090,130     $1,099,981
        Adjustments to reconcile net income to net cash from operating activities:
                Depreciation and amortization                                                    336,576        318,608
                Decrease (increase) in receivables, net                                           10,284       (145,329)
                Decrease (increase) in prepaid expenses                                            2,851           (381)
                Reduction in net investment in direct financing leases                           448,728        400,903
                (Decrease) increase in accounts payable                                         (200,792)        86,277
                                                                                           -------------     ----------
                                                                                                 597,647        660,078
                                                                                           -------------     ----------
                                                                                               1,687,777      1,760,059
Cash flows from investing activities:
        Proceeds from the sale of marketable securities                                          853,791              0
        Purchase of property                                                                  (1,228,399)             0
        Purchase of machines and equipment                                                        (6,779)             0
        Purchase deposits paid                                                                   (60,000)             0
                                                                                           -------------     ----------
                                                                                                (441,387)             0
Cash flows used in financing activities:
        Reduction in capitalized lease obligations                                               (50,954)       (45,898)
        Increase in notes payable                                                                500,000              0
        Cash distributions                                                                    (1,986,025)    (1,749,948)
        Purchase special general partner interest                                                (16,000)             0
                                                                                           -------------     ----------
                                                                                              (1,552,979)    (1,795,846)
                                                                                           -------------     ----------
Increase (Decrease) in cash and equivalents                                                     (306,589)       (35,787)
Cash and equivalents at beginning of year                                                        680,646      1,260,103
                                                                                           -------------     ----------
Cash and equivalents at end of quarter                                                          $374,057     $1,224,316
                                                                                           =============     ==========

Notes to Consolidated Financial Statements are an integral part of these statements.
================================================================================
Notes to Consolidated Financial Statements (unaudited)

Reconciliation of Financial Reporting to Taxable Income

                                                                                    Three Months Ended March 31, 1995
                                                                             ------------------------------------------------------
                                                                                Financial
                                                                                Reporting            Reconciling           Taxable
                                                                                Income               Difference            Income
                                                                             ------------          ---------------       ----------
Revenues from leased properties:
        Rental Income                                                          $1,539,963          $1,031,385           $2,571,348
        Amorization  of unearned income on
                 direct financing leases                                          582,657            (582,657)                   0
                                                                             ------------          ----------           ----------
                                                                                2,122,620             448,728            2,571,348
Expenses:
        Rent                                                                      336,496              70,218              406,714
        Depreciation and amortization                                             336,576             359,330              695,906
        Taxes, general, and administrative                                        369,668                   0              369,668
        Interest expense (income), net                                            (10,250)            (19,264)             (29,514)
                                                                             ------------          ----------           ----------
                                                                                1,032,490             410,284            1,442,774
                                                                             ------------          ----------           ----------
Net income                                                                     $1,090,130            $ 38,443            1,128,573
                                                                             ============          ==========           ----------
Add Back Non Cash Expenses                                                                                                 695,906
                                                                                                                        ----------
Funds Generated from Operations                                                                                         $1,824,480
                                                                                                                        ==========
Funds Generated from Operations
        allocable to unitholders                                                                                        $1,788,355
                                                                                                                        ==========
Average  number of outstanding units                                                                                     4,635,000
                                                                                                                        ==========
Funds Generated from Operations Per Unit                                                                                     $0.39
                                                                                                                        ==========




* Accounting Policies
A summary of accounting policies followed by the Partnerships is included in the 1994 Annual Report. The Partnerships generally follow these policies in preparation of interim reports.

The financial statements have been prepared in accordance with generally accepted accounting principles (GAAP); however, this will not be the basis for reporting taxable income to unitholders. The financial statements reflect the consolodated accounts of the Partnerships after elimination of all inter-partnership transactions.

No federal and in most cases no state income taxes are reflected in the financial statements because Partnerships are not taxable entities. The partners must report their allocable shares of taxable income or loss in their individual income tax returns.

The accompanying consolidated financial statements have been prepared in conformity with GAAP and should be read in conjunction with the Registrant's annual report for the year ended December 31, 1994. The results of operations for the three months ended March 31, 1995, are not necessarily indicative of the results to be expected for the year ending December 31, 1995.

The consolidated balance sheet as of March 31, 1995 and the other consolidated financial information for the three months ended March 31, 1995 and 1994, are unaudited, but management of the Registrant believes that all adjustments (consisting only of normal recurring accrual) necessary for a fair statement of the Partnerships' financial position and result of operations for the periods have been included.

                              Page 11 of 11 pages