Form 10-Q
period 1995-06-30
U S RESTAURANT PROPERTIES MASTER L P
filed 1995-08-10
CIK 785994

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1995

                                       or

[   ]  Transition Report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

      For the transition period from _______________ to __________________


                         Commission File Number 1-9079


             U.S. RESTAURANT PROPERTIES MASTER LIMITED PARTNERSHIP
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                      41-1541631
-------------------------------        ------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

          5310 Harvest Hill Rd., Ste. 270, LB 168, Dallas, Texas 75230
          ------------------------------------------------------------
           (Address principal executive offices, including zip code)

                                214 / 387-1487
          ------------------------------------------------------------
              (Registrant's telephone number, including area code)


          ------------------------------------------------------------
             Former name, former address and former fiscal year,
                         if changed since last report

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes      X             No
                        ------------          ------------

     Depository Units (representing Limited Partnership Interests) outstanding
at August 10, 1995:     4,635,000.

                         PART I.  FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS

                     U.S. RESTAURANT PROPERTIES MASTER L.P.
                          CONSOLIDATED BALANCE SHEETS

                                                 June 30,        December 31,
                                                   1995             1994
                                                -----------      ------------
                                                (unaudited)
ASSETS
     Cash and equivalents                       $     6,142      $   680,646
     Marketable securities                            ---            853,791
     Receivables, net                             1,023,250          715,202
     Purchase deposits                               60,000            ---
     Prepaid expenses                               146,930          122,962
     Net investment in direct financing leases   20,327,048       21,237,432
     Land                                        24,318,082       23,414,280
     Buildings and leasehold improvements, net    2,606,849        1,548,375
     Machines and equipment, net                      6,180            ---
     Intangibles, net                            13,732,337       14,316,583
                                                -----------      -----------
                                                $62,226,818      $62,889,271
                                                ===========      ===========


LIABILITIES AND PARTNERS' CAPITAL
     Accounts payable                           $   378,252      $   445,518
     Notes payable                                  999,000            ---
     Capitalized lease obligations                  671,342          774,602

PARTNERS' CAPITAL                                60,178,224       61,669,151
                                                -----------      -----------
                                                $62,226,818      $62,889,271
                                                ===========      ===========

SEE NOTES TO FINANCIAL STATEMENTS

                     U.S. RESTAURANT PROPERTIES MASTER L.P.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                                         Three Months                     Six Months
                                                        ended June 30,                  ended June 30,
                                                     1995            1994            1995            1994
                                                  ----------      ----------      ----------       ----------
REVENUES FROM LEASED PROPERTIES:
     Rental Income                                $1,925,089      $1,677,644      $3,465,052       $3,031,179
     Amortization of unearned
       income on direct financing leases             569,729         619,669       1,152,386        1,250,121
                                                  ----------      ----------      ----------       ----------
          TOTAL REVENUES                           2,494,818       2,297,313       4,617,438        4,281,300


EXPENSES:
     Rent                                            348,153         333,356         684,649          656,816
     Depreciation and amortization                   349,077         320,902         685,653          639,510
     Taxes, general, and administrative              382,167         310,811         751,835          546,304
     Interest expense (income), net                    8,428          (8,316)         (1,822)          (1,871)
                                                  ----------      ----------      ----------       ----------
          TOTAL EXPENSES                           1,087,825         956,753       2,120,315        1,840,759
                                                  ----------      ----------      ----------       ----------
NET INCOME                                        $1,406,993      $1,340,560      $2,497,123       $2,440,541
                                                  ==========      ==========      ==========       ==========
NET INCOME ALLOCABLE TO UNITHOLDERS               $1,379,134      $1,313,749      $2,447,679       $2,391,730
                                                  ==========      ==========      ==========       ==========
AVERAGE NUMBER OF OUTSTANDING UNITS                4,635,000       4,635,000       4,635,000        4,635,000
                                                  ==========      ==========      ==========       ==========
NET INCOME PER UNIT                                    $0.30           $0.28           $0.53            $0.52
                                                  ==========      ==========      ==========       ==========

SEE NOTES TO FINANCIAL STATEMENTS

                     U.S. RESTAURANT PROPERTIES MASTER L.P.
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                  (unaudited)

                                          General       Limited
                                          Partners      Partners       Total
                                         ----------   -----------   -----------
Balance at December 31, 1993             $1,357,447   $62,757,191   $64,114,638
Net income                                   98,653     4,834,017     4,932,670
Cash distributions                         (147,557)   (7,230,600)   (7,378,157)
                                         ----------   -----------   -----------
Balance at December 31, 1994              1,308,543    60,360,608    61,669,151
Special general partner interest            (12,899)       (3,101)      (16,000)
 transfer
Net income                                   49,444     2,447,679     2,497,123
Cash distributions                          (78,650)   (3,893,400)   (3,972,050)
                                         ----------   -----------   -----------
Balance at June 30, 1995                 $1,266,438   $58,911,786   $60,178,224
                                         ==========   ===========   ===========


SEE NOTES TO FINANCIAL STATEMENTS

                     U.S. RESTAURANT PROPERTIES MASTER L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                       Six Months ended June 30
                                                       ------------------------
                                                           1995         1994
                                                       -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                        $ 2,497,123  $ 2,440,541
     Adjustments to reconcile net income
      to net cash from operating activities:
          Depreciation and amortization                    685,653      639,510

          Net effect of changes in operating accounts:
               Receivables, net                           (333,684)    (211,662)
               Prepaid expenses                              1,668         (848)
               Net investment in direct financing
               leases                                      910,384      812,649
               Accounts payable                            (67,266)      26,547
                                                       -----------  -----------
                                                         1,196,755    1,266,196
                                                       -----------  -----------
                                                         3,693,878    3,706,737

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from the sale of marketable securities       853,791            0
     Purchase of property                               (2,063,683)           0
     Purchase of machines and equipment                     (6,180)           0
     Purchase deposits paid                                (60,000)           0
                                                       -----------  -----------
                                                        (1,276,072)           0

CASH FLOWS USED IN FINANCING ACTIVITIES:
     Reduction in capitalized lease obligations           (103,260)     (93,008)
     Increase in notes payable                             999,000            0
     Cash distributions                                 (3,972,050)  (3,594,486)
     Purchase special general partner interest             (16,000)           0
                                                       -----------  -----------
                                                        (3,092,310)  (3,687,494)
                                                       -----------  -----------
NET (DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS     (674,504)      19,243
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR             680,646    1,260,103
                                                       -----------  -----------
CASH AND CASH EQUIVALENTS AT END OF QUARTER            $     6,142  $ 1,279,346
                                                       ===========  ===========


SEE NOTES TO FINANCIAL STATEMENTS

                     U.S. RESTAURANT PROPERTIES MASTER L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.  INTERIM UNAUDITED FINANCIAL INFORMATION

* ACCOUNTING POLICIES - A summary of accounting policies followed by the Partnerships is included in the 1994 Annual Report. The Partnerships generally follow these policies in preparation of interim reports.

The financial statements have been prepared in accordance with generally accepted accounting principles (GAAP); however, this will not be the basis for reporting taxable income to unitholders. The financial statements reflect the consolidated accounts of the Partnership after elimination of all inter-partnership transactions.

No federal and in most cases no state income taxes are reflected in the financial statements because partnerships are not taxable entities. The partners must report their allocable shares of taxable income or loss in their individual income tax returns.

The accompanying consolidated financial statements have been prepared in conformity with GAAP and should be read in conjunction with the Registrant's annual report for the year ended December 31, 1994. The results of operations for the six months ended June 30, 1995, are not necessarily indicative of the results to be expected for the year ending December 31, 1995.

The consolidated balance sheet as of June 30, 1995 and the other consolidated financial information for the six months ended June 30, 1995 and 1994, are unaudited, but management of the Registrant believes that all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the Partnerships' financial position and result of operations for the periods have been included.

* ORGANIZATION - U.S. Restaurant Properties Master L.P. (Partnership), formerly Burger King Investors Master L.P., a Delaware limited partnership, was formed on December 10, 1985. The Partnership, through its 99.01% limited partnership interest in U.S. Restaurant Properties Operating L.P. (Operating Partnership), also a Delaware Limited Partnership which was formerly Burger King Operating Limited Partnership, acquired an interest in 128 restaurant properties (Properties) owned or leased by Burger King Corporation (BKC) and leased or subleased on net lease basis to BKC franchisees. (The Partnership is the sole limited partner of the Operating Partnership and they are referred to collectively as the "Partnerships".) U.S. Restaurant Properties, Inc. is the managing general partner of the partnerships.

* RELATED PARTY TRANSACTIONS - The managing general partner, U.S. Restaurant Properties, Inc., is responsible for managing the business and affairs of the Partnerships. The Partnerships pay the managing general partner a non-accountable annual allowance (adjusted to reflect increase in the Consumer Price Index and additions to the property portfolio), plus reimbursement of out-of-pocket costs incurred to other parties for service rendered to the Partnerships. The allowance for the quarter ended June 30, 1995 was $142,359 compared to $135,627 in the like quarter of 1994.

2. PROPERTY PURCHASES - At the end of the second quarter, the Company completed the purchase of one property for cash. A high volume Burger King restaurant operates on this property located in Arlington, Texas. Allocation of the purchase price between land and building has been made on a preliminary basis and will be finalized prior to year end.

In the normal course of business, the Company may sign purchase agreements to acquire restaurant properties. Such agreements become binding obligations upon the completion of a due diligence period ranging usually from 15 - 30 days. Earnest money is generally refundable if the purchase is not completed.

Through July 30, 1995, the Company has signed purchase agreements to purchase an additional four properties, including a Hardees property in Georgia, a Steak & Ale property in Texas, and two Burger King properties in Arkansas. The purchase agreements, with the exception of the Hardees deal, are for an aggregate purchase price of $2,500,000 and are in the process of being consummated. The tenant of the Burger King units in Arkansas will be a limited partnership whose general partner is North American Restaurant Management Inc., a company controlled by principals of U.S. Restaurant Properties M.L.P.'s Managing General Partner, Mr. Fred Margolin and Mr. Robert Stetson. The franchisor, Burger King Corporation, requires that individuals (as opposed to partnerships or corporations) sign the franchise agreement and guarantee the payment of royalties and advertising fees. Mr. Stetson and Mr. Margolin will meet these obligations on behalf of Arkansas #10 Limited Partnership. It is contemplated that the cash investors in the tenant/franchisee will be passive investors as well as the Managing Director that is being retained to operate the franchise. For its role in managing the franchise and for its principals guaranteeing the franchise obligations to Burger King Corporation, North American Restaurant Management Inc. will be reimbursed for expenses incurred plus a fee of up to 1% of sales of the restaurants. U.S. Restaurant Properties M.L.P. may loan funds to the tenant to complete improvements to the properties and to provide interim financing until investors' funds have been obtained. A similar structure may be used in the purchase of other restaurant properties.

3. REVOLVING CREDIT FACILITY - On June 12, 1995 U.S. Restaurant Properties Master L.P. borrowed $700,000 against an already established line of credit with Comerica Bank-Texas. From June 14, 1995 thru June 29, 1995, $520,000 was repaid. On June 30, 1995 an additional $819,000 was borrowed.

On June 27, 1995, the $1,200,000 line of credit was replaced with a $10,000,000 revolving credit facility from Comerica Bank-Texas. This revolving credit facility terminates on June 27, 1998. The interest rate is the lower of LIBOR plus 180 basis points or the prime rate. An unused line fee of .25% per annum on the average daily excess of the commitment amount over the aggregate unpaid balance of the revolving loan is charged beginning August 27, 1995 and is payable on a quarterly basis. The revolving credit facility is secured by substantially all of the Company's assets. A default occurs upon failure to pay interest due within three days of the date when such payment is due. In addition to various reporting requirements mandated under the secured loan agreement, the Company must also maintain a tangible net worth in excess of $40,500,000; a debt to tangible net worth ratio of not more than .5 to 1 and a cash flow coverage ratio of not less than (a) 2 to 1 based upon a Pro Forma Five Year Bank Debt Amortization and (b) 3.75 to 1.0 based upon a Pro Forma Twenty Year Bank Debt Amortization schedule.

4. OPTION AGREEMENT - In accordance with Section 5.05(a) of the Second Amended and Restated Agreement of the Limited Partnership, the Partnership granted to the Managing General Partner options (the "Options") to purchase 400,000 Units at an exercise price of $15.50 per Unit. The Options will vest in full and become exercisable on March 24, 1996 and will expire on March 24,

2006. The Options may be exercised in full or in part at any time during the 10 year period and any unexercised portion remains exercisable until the expiration date. The effect of the Options issued and outstanding is nondilutive at this point in time.

5. VALUATION / ALLOWANCE ACCOUNTS - Certain balance sheet captions appearing in the Consolidated Balance Sheets for the Second Quarter of 1995 are comprised as follows:

                                           June 30,    December 31,
                                             1995          1994
                                         ============  ============
Receivables, net:
 Other receivables                        $ 1,140,141   $   832,093
 Less allowance for doubtful accounts         116,891       116,891
                                          -----------   -----------
                                          $ 1,023,250   $   715,202
                                          ===========   ===========

Buildings, net:
 Buildings and leasehold improvements     $ 5,052,175   $ 3,892,294
 Less accumulated depreciation              2,445,326     2,343,919
                                          -----------   -----------
                                          $ 2,606,849   $ 1,548,375
                                          ===========   ===========

Intangibles, net:
 Intangibles                              $26,415,567   $26,392,197
 Less accumulated amortization             12,683,230    12,075,614
                                          -----------   -----------
                                          $13,732,337   $14,316,583
                                          ===========   ===========

6. SUBSEQUENT EVENTS - The board of directors has authorized the Company to repurchase up to 300,000 shares of stock in the open market. No time limit was imposed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUES: For the Quarter ended June 30, 1995, rental revenues increased 9% over the previous year. Comparable store sales growth was 9%. ("Comparable store sales growth" is the increase in sales at those restaurants open for the entire reporting period in both the current and prior year.) Management believes the growth reflects improvements in the overall performance of the Burger King system, and efforts with selected tenants to improve their restaurant's sales. The table below compares revenue from leased properties
(GAAP) to restaurant sales on leased property and gross rental receipts.

---------------------------------------------------------------------------------------------
                                                             (unaudited)
                                              Three months                 Six months
                                             ended June 30,               ended June 30,
                                        -------------------------   -------------------------
                                           1995          1994          1995          1994
---------------------------------------------------------------------------------------------
Restaurant sales on leased property     $34,572,811   $31,215,706   $64,230,293   $58,381,426
---------------------------------------------------------------------------------------------
Gross rental receipts                   $ 2,959,726   $ 2,709,029   $ 5,531,074   $ 5,093,949
---------------------------------------------------------------------------------------------
Revenues from
leased properties (GAAP)                $ 2,494,818   $ 2,297,313   $ 4,617,438   $ 4,281,300
---------------------------------------------------------------------------------------------

TAXES, GENERAL AND ADMINISTRATIVE EXPENSES:   Expenses increased 23% over the
same period in 1994. Expenses in the second quarter of 1994 were $310,811 compared to $382,167 in 1995, an increase of $71,356. The increase for the quarter was primarily due to the nonrecurring expenses relating to the proxy process. Additionally, there was an increase in the management fee of $3,391 for the quarter as prescribed by the partnership agreement.

LIQUIDITY: For the six months ended June 30, 1995 cash flows from operating activities equaled $3,693,878. A distribution of $3,972,050 and a purchase of property for $2,063,683 accounted for a substantial portion of the use of cash. At the end of the quarter, a property in Arlington, Texas on which a Burger King restaurant operates was acquired for $835,284. The purchase was financed by a loan of $819,000 against a Comerica Bank-Texas bank line of credit of $1,200,000 and the balance from cash.

On June 30, 1995, the balance available on the Comerica Bank-Texas $10,000,000 credit line facility equaled $9,001,000.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Partnership was named as a party to a law suit, in Montana District Court on June 27, 1994, by a landlord on a leased property for abated rent lost by the tenant due to a fire that occurred on a building before the Partnership took ownership. The Managing General Partner believes the suit will not result in any liability to the Partnership.


ITEM 2.  CHANGES IN SECURITIES

Not Applicable


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable


ITEM 5.  OTHER INFORMATION

During the quarter, the company retained Mr. David Pettijohn to find and complete property purchases. Mr. Pettijohn has experience in retail real estate origination. He is compensated by U.S. Restaurant Properties M.L.P. based on commission basis on each property he originates, and during his start-up period, a draw against future commissions.

The Partnership currently uses a CPA, White and Associates, for its accounting and bookkeeping, Price Waterhouse LLP for its K-1 administration and Deloitte & Touche LLP for its auditing. Also, excess liability coverage was purchased which is in addition to coverage required to be carried by the franchisees.

ITEM 6.  EXHIBITS

Not Applicable

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        U.S. RESTAURANT PROPERTIES MASTER L.P.
                                          By U.S. RESTAURANT PROPERTIES, INC.
                                               Managing General Partner



Dated: August 10, 1995                  By  /s/ ROBERT J. STETSON
      -----------------------             --------------------------------------
                                            Robert J. Stetson
                                            President and C.E.O.
                                            Principal Financial Officer