Form 10-Q
period 1995-09-30
U S RESTAURANT PROPERTIES MASTER L P
filed 1995-11-13
CIK 785994

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1995

                                      or

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


                   ----------------------------------------
Former name, former address and former fiscal year, if changed since last report

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X             No
                                -----             -----


          Depository Units (representing Limited Partnership Interests)
outstanding at November 9, 1995:    4,659,167.

                        PART I.  FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS

                    U.S. RESTAURANT PROPERTIES MASTER L.P.
                          CONSOLIDATED BALANCE SHEETS

                                              September 30,       December 31,
                                                  1995                1994
                                              -------------       ------------
                                               (unaudited)
ASSETS
  Cash and equivalents                         $   118,703         $   680,646
  Marketable securities                                ---             853,791
  Receivables, net                                 856,751             715,202
  Purchase deposits                                391,380                 ---
  Prepaid expenses                                 209,553             122,962
  Notes receivable                                 255,000                 ---
  Net investment in direct financing leases     19,854,917          21,237,432
  Land                                          25,103,426          23,414,280
  Buildings and leasehold improvements, net      4,499,559           1,548,375
  Machines and equipment, net                      139,457                 ---
  Intangibles, net                              13,456,176          14,316,583
                                               -----------         -----------
                                               $64,884,922         $62,889,271
                                               ===========         ===========

LIABILITIES AND PARTNERS' CAPITAL
   Accounts payable                            $   390,795         $   445,518
   Notes payable                                 4,735,598                 ---
   Capitalized lease obligations                   617,654             774,602

PARTNERS' CAPITAL                               59,140,875          61,669,151
                                               -----------         -----------
                                               $64,884,922         $62,889,271
                                               ===========         ===========

SEE NOTES TO FINANCIAL STATEMENTS

                     U.S. RESTAURANT PROPERTIES MASTER L.P.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                               Three Months                   Nine Months
                                            ended September 30,           ended September 30,
                                             1995           1994           1995            1994
                                          ----------     ----------     ----------      ----------
REVENUES FROM LEASED PROPERTIES:
   Rental income                          $2,040,463     $1,722,181     $5,505,515      $4,753,360
   Amortization of unearned income
    on direct financing leases               551,820        607,788      1,704,206       1,857,909
                                          ----------     ----------     ----------      ----------
            TOTAL REVENUES                 2,592,283      2,329,969      7,209,721       6,611,269

EXPENSES:
   Rent                                      337,758        346,377      1,022,406       1,003,193
   Depreciation and amortization             369,012        323,757      1,054,665         963,267
   Taxes, general, and administrative        340,994        262,716      1,092,829         809,020
   Interest expense (income), net             49,086          4,827         47,265           2,956
                                          ----------     ----------     ----------      ----------
            TOTAL EXPENSES                 1,096,850        937,677      3,217,165       2,778,436
                                          ----------     ----------     ----------      ----------
NET INCOME                                $1,495,433     $1,392,292     $3,992,556      $3,832,833
                                          ==========     ==========     ==========      ==========
NET INCOME ALLOCABLE TO UNITHOLDERS       $1,465,823     $1,364,446     $3,913,503      $3,756,176
                                          ==========     ==========     ==========      ==========
AVERAGE NUMBER OF OUTSTANDING UNITS        4,627,747      4,635,000      4,632,582       4,635,000
                                          ==========     ==========     ==========      ==========
NET INCOME PER UNIT                            $0.32          $0.29          $0.84           $0.81
                                          ==========     ==========     ==========      ==========

SEE NOTES TO FINANCIAL STATEMENTS

                    U.S. RESTAURANT PROPERTIES MASTER L.P.
                 CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                  (unaudited)

                                       General        Limited
                                       Partners      Partners         Total
                                      ----------    -----------    -----------
Balance at December 31, 1993          $1,357,447    $62,757,191    $64,114,638
Net income                                98,653      4,834,017      4,932,670
Cash distributions                      (147,557)    (7,230,600)    (7,378,157)
                                      ----------    -----------    -----------
Balance at December 31, 1994           1,308,543     60,360,608     61,669,151
Special general partner interest
 transfer                                (12,899)        (3,101)       (16,000)
Net income                                73,718      3,918,838      3,992,556
Cash distributions                      (117,982)    (5,840,100)    (5,958,082)
Purchase of partnership units                  0       (546,750)      (546,750)
                                      ----------    -----------    -----------
Balance at September 30, 1995         $1,251,380    $57,889,495    $59,140,875
                                      ==========    ===========    ===========

SEE NOTES TO FINANCIAL STATEMENTS

                    U.S. RESTAURANT PROPERTIES MASTER L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                       Nine Months ended
                                                         September 30,
                                                   -------------------------
                                                       1995          1994
                                                   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                      $ 3,992,556   $ 3,832,833
   Adjustments to reconcile net income to net
   cash from operating activities:
        Depreciation and amortization                1,054,665       963,267
        Increase in receivables, net                  (141,549)     (315,828)
        Decrease (increase) in prepaid expenses        (86,591)        6,666
        Reduction in net investment in direct
          financing leases                           1,382,515     1,236,246
        (Decrease) increase in accounts payable        (54,723)       96,637
                                                   -----------   -----------
                                                     2,154,317     1,986,988
                                                   -------------------------
                                                     6,146,874     5,819,821

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of marketable securities     853,791             0
   Purchase of property                             (4,813,222)            0
   Purchase of machines and equipment                 (141,216)            0
   Purchase deposits paid                             (391,380)            0
                                                   -----------   -----------
                                                    (4,492,027)            0

CASH FLOWS USED IN FINANCING ACTIVITIES:
   Increase in loan origination costs                  (19,608)            0
   Reduction in capitalized lease obligations         (156,948)     (141,370)
   Increase in notes receivable                       (255,000)            0
   Increase in notes payable                         4,735,598             0

   Cash distributions                               (5,958,082)   (5,439,024)
   Purchase of partnership units                      (546,750)            0
   Purchase special general partner interest           (16,000)            0
                                                   -----------   -----------
                                                    (2,216,790)   (5,580,394)
                                                   -----------   -----------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS           (561,943)      239,426

CASH AND EQUIVALENTS AT BEGINNING OF YEAR              680,646     1,260,103

                                                   -----------   -----------
CASH AND EQUIVALENTS AT END OF QUARTER             $   118,703   $ 1,499,529
                                                   =========================

SEE NOTES TO FINANCIAL STATEMENTS

                    U.S. RESTAURANT PROPERTIES MASTER L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.  INTERIM UNAUDITED FINANCIAL INFORMATION

* ORGANIZATION - U.S. Restaurant Properties Master L.P. (Partnership), formerly Burger King Investors Master L.P., a Delaware limited partnership, was formed on December 10, 1985. The Partnership, through its 99.01% limited partnership interest in U.S. Restaurant Properties Operating L.P. (Operating Partnership), also a Delaware Limited Partnership which was formerly Burger King Operating Limited Partnership, acquired an interest in 128 restaurant properties (Properties) owned or leased by Burger King Corporation (BKC) and leased or subleased on a net lease basis to BKC franchisees. (The Partnership is the sole limited partner of the Operating Partnership and they are referred to collectively as the "Partnerships".) U.S. Restaurant Properties, Inc. is the managing general partner of the partnerships.

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

The accompanying consolidated financial statements have been prepared in conformity with GAAP and should be read in conjunction with the Registrant's annual report for the year ended December 31, 1994. The results of operations for the nine months ended September 30, 1995, are not necessarily indicative of the results to be expected for the year ending December 31, 1995.

The consolidated balance sheet as of September 30, 1995 and the other consolidated financial information for the nine months ended September 30, 1995 and 1994, are unaudited, but management of the Registrant believes that all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the Partnerships' financial position and result of operations for the periods have been included.

The statement of accounting financial standards no. 121 relating to "accounting for the impairment of long-lived assets and for long-lived assets to be disposed of" was issued in March 1995. The provisions of this statement which must be adopted no later than January 1, 1996 will be used in the future to evaluate such assets. However the partnership does not expect the adoption of this statement to have material effect on the partnerships 1995 financial statements.

* RELATED PARTY TRANSACTIONS - The managing general partner, U.S. Restaurant Properties, Inc., is responsible for managing the business and affairs of the Partnerships. The Partnerships pay the managing general partner a non-accountable annual allowance (adjusted to reflect increases in the Consumer Price Index and additions to the property portfolio), plus reimbursement of out-of-pocket costs incurred by other parties for service rendered to the Partnerships. The allowance for the quarter ended September 30, 1995 was $146,865 compared to $135,627 at September 30, 1994.

An officer of the managing general partner has a nominal interest in a recruiting firm that has been used to obtain contracted professionals who provide services to the partnership. These recruiting services were obtained for market and below market rates.

One of the company's expansion strategies is to acquire new properties by providing part of the consideration for the sale of an entire chain restaurant business, including it's operations as well as its real estate. Following this strategy, in the third quarter a note receivable of $255,000 was acquired on August 24, 1995. The borrower, Arkansas Restaurants #10 L.P. is the new tenant of three properties of the partnership, two of which were acquired on the same date. The tenant is managed by North American Restaurant Management Inc., whose officers are also officers of the managing general partner. For its services, North American receives a fee of up to 1% of sales of the tenant but only if the tenant is profitable. North American intends to raise money from outside investors to become the limited partners of Arkansas Restaurants #10 L.P.

2. PROPERTY PURCHASES - During the third quarter, the Company completed the purchase of four properties for cash. These four properties are located in Camden, Arkansas; Magnolia, Arkansas; Cuthbert, Georgia; and Dallas, Texas. Both of the Arkansas properties are currently operating Burger Kings. The Georgia property is currently operating as a Hardees and the Texas property is operating as a Steak & Ale. The addition of these four properties increases the year to date number of property purchases to six. The allocation of the cost of the properties purchased is done on a preliminary basis during the year and will be finalized at year end.

In the normal course of business, the Company may sign purchase agreements to acquire restaurant properties. Such agreements become binding obligations upon the completion of a due diligence period ranging usually from 15 - 30 days. Earnest money is generally refundable if the purchase is not completed.

On September 30, 1995, earnest money amounting to $116,000 was on deposit for the purchase of land in Denton, Texas and the purchase of six Burger King properties. The land in Denton, Texas is leased to an operating Chili's restaurant.

3. REVOLVING CREDIT FACILITY - During the third quarter U.S. Restaurant Properties Master L.P. borrowed $4,231,600 against an already established line of credit with Comerica Bank-Texas, and $495,000 was repaid.

The revolving credit facility from Comerica Bank-Texas was increased on June 27, 1995 to $10,000,000. This revolving credit facility terminates on June 27, 1998. The interest rate is the lower of LIBOR plus 180 basis points or the prime rate. Beginning August 27, 1995 an unused line of credit fee of .25% per annum on the average daily excess of the commitment amount over the aggregate unpaid balance of the revolving loan is charged and is payable on a quarterly basis. The revolving credit facility is secured by substantially all of the Company's assets. A default occurs upon failure to pay interest due within three days of the date when such payment is due. In addition to various reporting requirements mandated under the secured loan agreement, the Company must also maintain a tangible net worth in excess of $40,500,000; a debt to tangible net worth ratio of not more than .5 to 1 and a cash flow coverage ratio of not less than (a) 2 to 1 based upon a Pro Forma Five Year Bank Debt Amortization and (b) 3.75 to 1.0 based upon a Pro Forma Twenty Year Bank Debt Amortization schedule.

4. OPTION AGREEMENT - In accordance with Section 5.05(a) of the Second Amended and Restated Agreement of the Limited Partnership, the Partnership granted to the Managing General Partner options (the "Options") to purchase 400,000 units at an exercise price of $15.50 per unit. On the grant date, March 17,1995, the Partnership units closed at $15.00 per unit. The Options will vest in full and become exercisable on March 24, 1996 and will expire on March 24, 2006. The Options may be exercised in full or in part at any time during the 10 year period and any unexercised portion remains exercisable until the expiration date. Upon exercise of the options, the option price will be accounted for as a contribution of capital. The effect of the Options issued and outstanding is dilutive. For the nine months ended September 30, 1995, the dilutive amount is immaterial.

5. VALUATION / ALLOWANCE ACCOUNTS - Certain balance sheet captions appearing in the Consolidated Balance Sheets for the Third Quarter of 1995 are comprised as follows:


                                         September 30,  December 31,
                                             1995           1994
                                         =============  ============
Receivables, net:
 Other receivables                         $   998,642   $   832,093
 Less allowance for doubtful accounts          141,891       116,891
                                           -----------   -----------
                                           $   856,751   $   715,202
                                           ===========   ===========

Buildings, net:
 Buildings and leasehold improvements      $ 7,016,370   $ 3,892,294
 Less accumulated depreciation               2,516,811     2,343,919
                                           -----------   -----------
                                           $ 4,499,559   $ 1,548,375
                                           ===========   ===========

Intangibles, net:
 Intangibles                               $26,446,859   $26,392,197
 Less accumulated amortization              12,990,683    12,075,614
                                           -----------   -----------
                                           $13,456,176   $14,316,583
                                           ===========   ===========

6. REPURCHASE OF PARTNERSHIP UNITS - The board of directors authorized the Company to repurchase up to 300,000 partnership units in the open market. On September 8, 1995 30,000 partnership units were purchased at a total cost of $546,750. The purchase was financed by a loan of $546,750 against a Comerica Bank-Texas $10,000,000 credit line facility. No time limit is imposed on the repurchase of the remaining 270,000 partnership units. The partnership has authorized 4,635,000 partnership units and had 4,605,000 partnership units issued and outstanding at September 30, 1995.

7. SUBSEQUENT EVENTS - On October 23, 1995 the board of directors of the managing general partner declared a cash distribution of $.43 per unit. The cash distribution is payable on December 13, 1995 to unitholders of record on December 7, 1995.

On October 28, 1995 six Burger King properties were purchased. On October 10, 1995 the land on which a Chili's restaurant is located was purchased. In connection with the Chili's land purchase, the company issued additional partnership units for a portion of the consideration. In exchange for the seller accepting fewer partnership units, the units are accompanied by a limited guarantee in which if the price of the units does not equal or exceed $24.00 per unit in 36 months, then additional units or cash would be owed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUES: For the Quarter ended September 30, 1995, rental revenues increased 11% over the previous year. Comparable store sales growth was 7%. ("Comparable store sales growth" is the increase in sales at those restaurants open for the entire reporting period in both the current and prior year.) Management believes the growth reflects improvements in the overall performance of the Burger King system, and efforts with selected tenants to improve their restaurant's sales. The table below compares revenue from leased properties
(GAAP) to restaurant sales on leased property and gross rental receipts.

                                                          (unaudited)
                                         Three months                     Nine months
                                      ended September 30,             ended September 30,
                                   --------------------------    ---------------------------
                                     1995         1994             1995           1994
--------------------------------------------------------------------------------------------
Restaurant sales on USRP property  $36,247,481    $32,591,622     $100,477,775   $90,973,048
--------------------------------------------------------------------------------------------
Gross rental receipts              $ 3,061,162    $ 2,753,566     $  8,592,237   $ 7,847,515
--------------------------------------------------------------------------------------------
Revenues from
leased properties (GAAP)           $ 2,592,283    $ 2,329,969     $  7,209,721   $ 6,611,269
--------------------------------------------------------------------------------------------

TAXES, GENERAL AND ADMINISTRATIVE EXPENSES:   Expenses increased 30% over the
same period in 1994. Expenses in the third quarter of 1994 were $262,716 compared to $340,994 in 1995, an increase of $78,278. The increase for the quarter was primarily due to the recurring and nonrecurring expenses relating to consulting and professional fees and to a $25,000 increase in allowance for bad debt. Additionally, there was an increase in the management fee of $11,238 for the quarter as prescribed by the partnership agreement.

LIQUIDITY: For the nine months ended September 30, 1995 cash flows from operating activities equaled $6,146,874. Distributions of $5,958,082 and the purchase of property for $4,813,222 accounted for a substantial portion of the use of cash. During the third quarter, four properties were acquired for $2,751,428. The purchase was financed by a loan of $2,675,000 against a Comerica Bank-Texas bank line of credit of $10,000,000 and the balance from cash. At this time there is adequate liquidity to continue operations as well as property purchases.

On September 30, 1995, the balance available on the Comerica Bank-Texas $10,000,000 credit line facility equaled $5,264,402.

NEW ACCOUNTING POLICY: The statement of accounting financial standards no. 121 relating to "accounting for the impairment of long-lived assets and for long-lived assets to be disposed of" was issued in March 1995. The provisions of this statement which must be adopted no later than January 1, 1996 will be used in the future to evaluate such assets however the partnership does not expect the adoption of this statement to have material effect on the partnerships 1995 financial statements.

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

Not Applicable


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not Applicable


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable


ITEM 5.    OTHER INFORMATION

During the quarter, the company retained Mr. William Fort to find and complete property purchases. Mr. Fort has experience in retail real estate origination. He is compensated by U.S. Restaurant Properties M.L.P. based on a commission on each property he originates, and during his start-up period, a draw against future commissions.

The Partnership currently uses Price Waterhouse LLP for its K-1 administration and Deloitte & Touche LLP for its auditing. Also, excess liability coverage was purchased which is in addition to coverage required to be carried by the franchisees.

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



                                       U.S. RESTAURANT PROPERTIES MASTER L.P.
                                         By U.S. RESTAURANT PROPERTIES, INC.
                                              Managing General Partner



Dated:____________________    By_______________________________________
                                    Robert J. Stetson
                                    President and C.E.O.
                                    Principal Financial Officer