Form 10-K405
period 1995-12-31
U S RESTAURANT PROPERTIES MASTER L P
filed 1996-04-01
CIK 785994

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 1995.

                    Commission File Number 1-9079

                 U.S. RESTAURANT PROPERTIES MASTER L.P.
         (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                     41-1541631
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

          5310 Harvest Hill Rd., Suite 270, LB 168, Dallas, Texas 75230 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                  214-387-1487
             (Registrant's telephone number, including area code)


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS                                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
Units Representing Limited Partnership                         New York Stock Exchange
Interests and Evidenced by Depository Receipts

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes     X     No
                                                     ------       ------

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.   X
                                         -----

     The aggregate market value of the Units (based upon the closing price of the Units on February 29, 1996, on the New York Stock Exchange) held by non-affiliates of the Registrant was $111,176,855.

     As of February 29, 1996, there were 4,987,003 Units outstanding.

                U.S. RESTAURANT PROPERTIES MASTER L.P.

                          TABLE OF CONTENTS

                               PART I

                                                                                            PAGE
                                                                                            ----
Item 1.   Business........................................................................   1
Item 2.   Properties......................................................................   7
Item 3.   Legal Proceedings...............................................................  14
Item 4.   Submission of Matters to a Vote of Security-Holders.............................  14

                                             PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
               Matters....................................................................  15
Item 6.   Selected Financial Data.........................................................  16
Item 7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations..................................................  17
Item 8.   Financial Statements and Supplementary Data.....................................  19
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................................................  19

                                             PART III

Item 10.  Directors and Executive Officers of the Registrant..............................  19
Item 11.  Executive Compensation..........................................................  20
Item 12.  Security Ownership of Certain Beneficial Owners and Management..................  21
Item 13.  Certain Relationships and Related Transactions..................................  22

                                             PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K................  23

                                     PART I

ITEM 1.BUSINESS

GENERAL

     U.S. Restaurant Properties Master L.P. (the "Partnership") owns properties on which chain restaurants operate. The Partnership, formerly Burger King Investors Master L.P., was formed in 1986 by Burger King Corporation ("BKC") and QSV Properties Inc. ("QSV"), at that time a wholly-owned subsidiary of The Pillsbury Company ("Pillsbury"). In May 1994, QSV was sold to a management and investor group led by Robert J. Stetson and Fred H. Margolin (the "Stetson/Margolin Group"), who have no affiliation with Pillsbury. In 1995, the name of QSV was changed to U.S. Restaurant Properties, Inc. U.S. Restaurant Properties, Inc. is the Managing General Partner of the Partnership. BKC was a Special General Partner of the Partnership until its withdrawal on November 30, 1994.

     The Partnership operates through U.S. Restaurant Properties Operating L.P. (the "Operating Partnership"), formerly Burger King Operating Limited Partnership, which holds the interests in the Properties. Through its ownership of all of the limited partnership interest in the Operating Partnership, the Partnership owns a 99.01 percent partnership interest in the Operating Partnership. (The Partnership and the Operating Partnership are generally referred to collectively herein as the "Partnership" or the "Partnerships," and all references herein to the Partnership when used with respect to the acquisition, ownership and operation of the Properties refer to the combined operations of the Partnership and Operating Partnership.)
The Partnerships are Delaware limited partnerships and will continue in existence until December 31, 2035, unless sooner dissolved or terminated.
The principal executive offices of the Partnership and the Managing General Partner are located at 5310 Harvest Hill Road, Suite 270, Dallas, Texas 75230, telephone number (214) 387-1487.

     The Partnership's agreement of limited partnership was amended by vote of the limited partners in March 1995 to expand the purpose of the Partnership. See "- Business Strategy," below.

PROPERTIES

     As of February 29, 1996, the Partnership owned or leased 162 properties located in 37 states (collectively, the "Properties"). Of such Properties, 143 in 37 states were leased to franchisees of BKC (and also to BKC) who operate BURGER KING (a registered trademark and service mark of BKC) restaurants ("BK Restaurants"). Such Properties are referred to herein as the "BK Properties." The remaining 19 Properties in five states were leased to non-BKC restaurant operators who operate other restaurants on the Properties. All such other Properties are referred to herein as the "Non-BK Properties." All restaurants operated on Partnership Properties are collectively referred to herein as the "Restaurants." Additional information regarding the Properties is set forth below under "Item 2. Properties."

BUSINESS STRATEGY

     Since the Partnership's agreement of limited partnership was amended in March 1995 to expand the purpose of the Partnership, the principal business objective of the Partnership has been to expand and diversify the Partnership's restaurant property portfolio through the acquisition of additional fast-food and casual dining restaurant properties. The Partnership intends to achieve growth and diversification while maintaining low portfolio investment risk through adherence to proven acquisition criteria with a conservative capital structure.

     Since March 1995, the Partnership has acquired 39 restaurant properties in 13 states. Of such properties, 22 are Burger King restaurants and the remainder operate under 12 other tradenames. The Partnership has an additional 108 restaurant properties located in 20 states under letters of intent or contracts for acquisition. Such properties represent seven transactions in various stages of negotiation and due diligence and there can be no assurance that such transactions will be closed. Such acquisitions represent an aggregate consideration of $57 million. Of such properties, 28 are BK restaurant properties, 37 are Dairy Queen restaurant properties, 26 are Hardee's restaurant properties, 11 are Pizza Hut restaurant properties and six restaurants are operated under other tradenames. The Partnership also intends to make loans to tenants to renovate and improve their restaurants, purchase additional restaurant properties and related equipment, construct new Properties and finance the improvement of existing Properties and the purchase of additional restaurant properties and related property through borrowings and the issuance of additional units representing limited partnership interests in the Partnership ("Units").

     The Partnership believes that the Partnership can foster improved operating results at selected Properties, encourage renewal of expiring leases and reduce the likelihood of having to rebuild the existing Properties at the Partnership's expense if it assists tenants in repairing and updating their restaurants. The Partnership also believes that diversification of the Partnership's restaurant property portfolio would lessen the dependence of the Partnership's performance on one chain.

     INVESTMENT CRITERIA. The Partnership intends to acquire additional restaurant properties of national and regional fast food or casual dining restaurant chains, which may include Burger King, that satisfy some or all of the following criteria:

     The contractually fixed rent or the historical total rent on such restaurant properties has provided cash flow that, after management fees and any related interest and debt amortization, would improve the Partnership's cash flow per Unit from the Properties currently in the Partnership's portfolio.

     The respective restaurants' sales would be in the highest 70 percent of the restaurants in their chain.

     The respective restaurants would have historically generated at least the normal profit for restaurants in their chain and would continue to generate a profit even if their sales decreased by 20 percent.

     The restaurant properties would be located in neighborhoods where the average per capita income was stable or increasing.


     The percentage rent from the restaurant properties would have a reasonable possibility of increasing.

     The respective restaurants' franchisees would possess significant net worth and preferably operate multiple restaurants.

     The restaurant properties would be in good repair.

No assurance exists, however, that the Partnership will be able to identify any restaurant property satisfying all or a significant number of the above criteria, or that if identified, the Partnership will be able to purchase such restaurant property as contemplated by its expanded business strategy. When purchasing additional restaurant properties, the Partnership also intends to emphasize higher base rents and de-emphasize percentage rents.

     The Partnership's initial goal is to purchase additional properties principally by utilizing the borrowing capacity, on a secured recourse or non-recourse basis, management believes is represented by the Partnership's existing properties. Purchases might also be made through the issuance of additional Units. The Partnership believes that seller financing will generally not be available for the purchase of additional restaurant properties. The use of borrowings, together with the addition of restaurant properties not operated as BK Restaurants, represents a new direction in the Partnership's business strategy.

     The Partnership intends to finance the acquisition of additional properties principally by using borrowing capacity, on a secured recourse or non-recourse basis, of the Partnership's existing Properties, through the issuance of additional Units, or the Partnership's $40 million revolving credit agreement with a group of banks. The proceeds of any borrowing are expected to be used to acquire additional restaurant properties. The credit agreement expires June 27, 1998 and provides that borrowings under the agreement will bear interest at 180 basis points over the London Interbank Rate (LIBOR). The borrowings are secured by the Partnership's interest in the real estate and leases owned by the Partnership. At February 29, 1996, approximately $20 million remained available under the credit agreement. The Partnership believes that seller financing will not be available for the purchase of additional restaurant properties.

     During 1995, three properties were acquired in part for 54,167 Units.
As a term of the acquisition, the Partnership agreed, in the event the market price for the Units issued did not equal or exceed $24 per Unit three years from the date of issuance and such Units were still held on such date by the seller of the properties, to pay the difference in cash. In connection with the acquisition of ten properties in 1996, the Partnership agreed, as a term of those acquisitions, in the event the market price for the Units issued did not equal or exceed $23 per Unit (as to 28,261 Units) three years from the date of issuance or $24 per Unit (as to 299,575 Units) two years from the date of issuance and such Units were still held on such date by the sellers of the properties, to pay the difference by the issuance of additional Units.

DISTRIBUTIONS AND ALLOCATIONS

     CASH FLOW DISTRIBUTIONS. Net cash flow from operations of the Partnership that is distributed is allocated 98.02 percent to the Unitholders and 1.98 percent to the Managing General Partner until the Unitholders have received a simple (non-cumulative) annual return for such year equal to 12 percent of the Unrecovered Capital Per Unit (i.e., $20.00 (the original offering price in 1986) reduced by any prior distributions of net proceeds of capital transactions); then any distributed cash flow for such year is allocated 75.25 percent to the Unitholders and 24.75 percent to the Managing General Partner until the Unitholders have received a total simple (non-cumulative) annual return for such year equal to 17.5 percent of the Unrecovered Capital per Unit; and then any excess distributed cash flow for such year is allocated 60.4 percent to the Unitholders and 39.6 percent to the Managing General Partner. Thus, for example, until a further distribution of net proceeds of a capital transaction occurs (three such capital distributions have occurred to date, one in 1989 of $0.08 per unit, and two in 1993 totalling $0.24), the

Unitholders receive 98.02 percent of any net cash flow distributed for each year until they have received distributions of $2.39 per Unit for such year; then the Unitholders receive 75.25 percent of any cash flow distributed for such year until they have received aggregate distributions of $3.49 per Unit for such year; and then the Unitholders receive 60.4 percent of any excess cash flow distributed for such year. The Partnership may retain otherwise distributable cash flow to the extent the Managing General Partner deems appropriate.

     DISTRIBUTIONS OF PROCEEDS FROM CAPITAL TRANSACTIONS. Net proceeds from financing and sales or other dispositions of the Properties (interim and liquidating) are allocated 98.02 percent to the Unitholders and 1.98 percent to the Managing General Partner until the Unitholders have received an amount equal to the Unrecovered Capital Per Unit (initially $20.00 per Unit) plus a cumulative, simple return equal to 12 percent of the balance of their Unrecovered Capital Per Unit outstanding from time to time (to the extent not previously received from distributions of prior capital transactions); then such proceeds are allocated 75.25 percent to the Unitholders and 25.75 percent to the Managing General Partner until the Unitholders have received a total cumulative, simple return equal to 17.5 percent of the Unrecovered Capital Per Unit; and then such proceeds are allocated 60.4 percent to the Unitholders and 39.6 percent to the Managing General Partner. The Partnership may retain otherwise distributable net proceeds from financing and sales or other dispositions of the Properties to the extent the Managing General Partner deems appropriate.

     TAX ALLOCATIONS. Operating income and loss of the Partnership for each year generally is allocated between the Managing General Partner and the Unitholders in the same aggregate ratio as cash flow is distributed for that year. Gain and loss from a capital transaction generally is allocated among the Partners in the same aggregate ratio as net proceeds of the capital transaction are distributed except to the extent necessary to reflect capital account adjustments. In the case of both operating income or loss and gain or loss from capital transactions, however, the amount of such income, gain or loss allocated to the Managing General Partner and the Unitholders for the year will not necessarily equal the total cash distributed to the Managing General Partner and the Unitholders for such year. Upon the transfer of a Unit, tax items allocable thereto generally will be allocated among the transferor and the transferee based on the period during the year that each owned the Unit, with each Unitholder on the last day of the month being treated as a Unitholder for the entire month. Although the recent amendments have given the Managing General Partner greater discretion to make a Section 754 election on behalf of the Partnership, no Section 754 election has yet been made

PAYMENTS TO THE MANAGING GENERAL PARTNER

     The Partnership pays the Managing General Partner a non-accountable annual allowance designed to cover the costs that the Managing General Partner incurs in connection with the management of the Partnership and the Properties (other than reimbursements for out-of-pocket expenses paid to other parties). The annual allowance is adjusted annually to reflect any cumulative increases in the Consumer Price Index occurring after January 1, 1986, and was $585,445 for the year ended December 31, 1995, and will be $600,081 for the year ending December 31, 1996. The allowance is paid quarterly, in arrears.

     To compensate the Managing General Partner for its efforts and increased internal expenses with respect to the addition of properties, the Partnership will pay the Managing General Partner, with respect to each additional property purchased: (i) a one-time acquisition fee equal to one percent of the purchase price for such property and (ii) an annual fee equal to one percent of the purchase price for such property, adjusted for increases in the Consumer Price Index. For 1995, the one-time acquisition fee equaled $109,238 which was capitalized and the increase in the annual fee equaled $29,375. In addition, if the Rate of Return (as defined) on the Partnership's equity in all additional properties exceeds 12 percent per annum for any fiscal year, the Managing General Partner will be paid an additional fee equal to 25 percent of the cash flow received with respect to such additional properties in excess of the cash flow representing a 12 percent Rate of Return thereon. However, to the extent the Managing General Partner receives distributions in excess of those provided by its 1.98 percent Partnership interest, such distributions will reduce the fee payable with respect to such excess cash flow from any additional properties. See "Item 1. Business. - Distributions and Allocations - Cash Flow Distributions." and "Item 13. Certain Relationships and Related Transactions."

     Except as provided above, such payments are in addition to distributions made by the Partnership to the Managing General Partner in its capacity as partner in the Partnership.

EMPLOYEES AND MANAGEMENT

     The Partnership has no employees. The Managing General Partner, which is responsible for the management of the Partnership and the Properties, employed five individuals during 1995 on either a full-time, part-time or independent contractor basis. In addition, the Managing General Partner hired other parties in connection with the operations of the Partnership and the Properties. The Partnership may pay or reimburse the Managing General Partner for payments to affiliates for goods or other services if the price and the terms for providing such goods or services are fair to the Partnership and not less favorable to the Partnership than would be the case if such goods or services were obtained from or provided by an unrelated third party. In addition, the Managing General Partner obtains certain services, including investor tax reporting services, accounting services, audit services, depository and transfer agent services, banking services, legal services, consultant services and printing services from unrelated third parties.

REVOLVING LINE OF CREDIT AND LOANS TO PARTNERSHIP

     The Managing General Partner has agreed to make available to the Partnership an unsecured, interest-free, revolving line of credit in the principal amount of $500,000 to provide the Partnership with necessary working capital to minimize or avoid seasonal fluctuation in the amount of quarterly cash distributions. The Managing General Partner is not required, however, to make financing available under this line of credit before the Partnership obtains other financing, whether for acquisitions, reinvestment, working capital or otherwise.

     No loans from the Managing General Partner were outstanding at any time during the three years ended December 31, 1995.

CONFLICTS OF INTEREST AND INDEPENDENT CONSULTANT

     The Partnership is subject to various conflicts of interest arising out of its relationship with the Managing General Partner including the ability to acquire for its own account properties of the type sought to be purchased by the Partnership as part of its expanded business plan and the fees to be paid to the Managing General Partner in respect of additional restaurant properties acquired by the Partnership. As a result of such conflicts, certain actions or decisions of the Managing General Partner may have an adverse effect on the interests of the Unitholders although the grant to the Managing General Partner of options to purchase Units in connection with the recent amendments to the Partnership Agreement was intended to mitigate such conflicts of interest.

     The Partnership Agreement permits the Managing General Partner to consult with an Independent Consultant as to whether any action or proposed action affecting the Partnership or its business is contrary to the interest of the Partnership. The Partnership Agreement provides that any action taken by the Managing General Partner that is in accordance with the Independent Consultant's advice conclusively will be deemed to be fair to and in the best interest of the Partnership and not to constitute a breach of any duty to the Partnership or the Unitholders. The Partnership Agreement also provides that the Managing General Partner's decision either not to consult with, or not to act in accordance with the advice of, the Independent Consultant on a particular matter will not be considered evidence that the Managing General Partner failed to act in the interests of the Partnership or breached any duty to the Partnership or the Unitholders. During the year ended December 31, 1995, the Managing General Partner had no reason to consult with the Independent Consultant.

FIDUCIARY RESPONSIBILITIES OF THE MANAGING GENERAL PARTNER AND INDEMNIFICATION

     The Partnership Agreement provides that the Managing General Partner and its affiliates, officers, directors, agents, and employees will not be liable to the Partnership or to any of the Unitholders for any actions that do not constitute actual fraud, gross negligence, or willful or wanton misconduct if the Managing General Partner or such other person acted (or failed to act) in good faith and in a manner it believes to be in, or not opposed to, the interest of the Partnership. Therefore, the Unitholders have a more limited right against the Managing General Partner than they would have absent the limitations in the Partnership Agreement. The Partnership also indemnifies the Managing General Partner and such persons and entities against all liabilities, costs, and expenses (including legal fees and expenses) incurred by the Managing General Partner or any such person or entity arising out of or incidental to the business of the Partnership, including without limitation, liabilities under the federal and state securities laws if (i) the Managing General Partner or such person or entity acted (or failed to act) in good faith and in a manner it believed to be in, or not opposed to, the interests of the Partnership and, with respect to any criminal proceedings, had no reasonable cause to believe such conduct was unlawful; and (ii) the conduct of the Managing General Partner or of such person or entity did not constitute actual fraud, gross negligence, or willful or wanton misconduct. A successful indemnification of the Managing General Partner could deplete the assets of the Partnership unless the Partnership's indemnification obligation is covered by insurance. The Partnership's indemnification obligation is currently not covered by insurance. No determination has been made whether to attempt to secure such insurance, which may not be available at a reasonable price or at all. Any Unitholder who recovers from any indemnified party an amount for which the indemnified party is entitled to indemnification will be personally liable to the Partnership and the indemnified party (in aggregate) for and to the extent of such amount.

     Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to persons controlling the Partnership pursuant to the foregoing provisions, or otherwise, the Partnership has been advised that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a controlling person of the Partnership in the successful defense of any action, suit or proceeding) is asserted by such controlling person, the Partnership will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

COMPETITION

     The Restaurants operated on the Properties are subject to significant competition (including, for example, competition from other national and regional "fast food" restaurant chains, other BK Restaurants (including mobile restaurants), local restaurants, restaurants owned by BKC or affiliated entities, national and regional restaurant chains that do not specialize in "fast food" but appeal to many of the same customers as do "fast food" restaurants, and other competitors such as convenience store and supermarkets that sell ready-to-eat food. The success of the Partnership depends, in part, on the ability of the Restaurants operated on the Properties to compete successfully with such businesses. The Partnership does not anticipate that it will seek to engage directly in or meet such competition. Instead, the Partnership will be dependent upon the experience and ability of the lessees operating the Restaurants located on the Properties and, with respect to its BK Properties, the BKC system generally to compete with these other restaurants and similar operations. The Partnership believes that the ability of its lessees to compete is effected by their compliance with the image requirements at their restaurants.

PARTNERSHIP AGREEMENT

     All Unitholders are bound by the terms and conditions of the Partnership Agreement (including, without limitation, provisions thereof relating to conflicts of interest, limitations on liability, and indemnification of the Managing General Partner), a copy of which is available upon request (without charge) at the offices of the Partnership or the Depositary, American Stock Transfer and Trust Company, 40 Wall Street, New York, NY 10005.

ITEM 2. PROPERTIES

GENERAL

     The Partnership acquired 128 properties from BKC on February 27, 1986 for a total purchase price of $94,592,000. From such date through March 1995, five of such properties were sold or leases on such properties were allowed to expire and were not renewed.

     Since the business strategy of the Partnership was changed in March 1995 as a result of the amendments to the partnership agreement, the Partnership has acquired 39 restaurant properties in 13 states. Of such properties, 22 are Burger King restaurants and the remainder encompass 12 other tradenames. The Partnership has an additional 108 restaurant properties located in 20 states under letters of intent or contracts for acquisition. Such properties represent seven transactions in various stages of negotiation and due diligence and there can be no assurance that such transactions will be closed. Such acquisitions represent an aggregate consideration of $57 million. Of such properties, 28 are BK restaurant properties, 37 are Dairy Queen restaurant properties, 26 are Hardee's restaurant properties, 11 are Pizza Hut restaurant properties and six restaurants are operated under other tradenames. The Partnership also intends to make loans to tenants to renovate and improve their restaurants, purchase additional restaurant properties and related equipment, construct new Properties and finance the improvement of existing Properties and the purchase of additional restaurant properties and related property through borrowings and the issuance of additional Units.

PROPERTIES

     The Partnership property portfolio currently consists of 99 Properties that are owned in fee simple (the "Fee Properties") and 63 Properties that are leased (the "Leasehold Properties") under leases with third-party lessors (the "Primary Leases").

     The table below lists, as of February 29, 1996, the number of Properties in each state and how many of such properties are Fee Properties and Leasehold Properties.

                               FEE          LEASEHOLD
STATE                      PROPERTIES       PROPERTIES       TOTAL
- -----                      ----------       ----------       -----
Arizona                        6                 4             10
Arkansas                       2                 3              5
California                     8                 6             14
Colorado                       3                 0              3
Connecticut                    0                 2              2
Delaware                       1                 0              1
Florida                        7                 2              9
Georgia                        4                 1              5
Illinois                       1                 0              1
Indiana                        1                 0              1
Iowa                           0                 2              2
Kansas                         1                 0              1
Kentucky                       1                 1              2
Maine                          3                 1              4
Maryland                       0                 2              2
Massachusetts                  1                 1              2
Michigan                       3                 0              3
Minnesota                      0                 1              1
Missouri                       2                 0              2
Montana                        0                 1              1
Nebraska                       1                 0              1
Nevada                         1                 0              1
New Jersey                     2                 3              5
New Mexico                     1                 0              1
New York                       2                 2              4
North Carolina                 2                 1              3
Ohio                           2                 5              7
Oklahoma                       5                 0              5
Oregon                         3                 2              5
Pennsylvania                   1                 8              9
South Carolina                 6                 2              8
Tennessee                      1                 1              2
Texas                         23                 1             24
Vermont                        0                 1              1
Washington                     2                 6              8
West Virginia                  0                 2              2
Wisconsin                      3                 2              5
                             ---               ---            ---
                              99                63            162

     The Properties are leased to a total of 104 different BKC franchisees and 14 other restaurant operators. Except for BKC, none of the lessees operates a Restaurant on more than three Properties, and only 18 of the lessees operate a Restaurant on more than one BK Property. Seven Properties are leased to BKC. The restaurant on one of the Properties is closed and a new lessee is being sought. A portion of one Property is subleased, pursuant to an agreement entered into prior to the acquisition of the Property by the Partnership, to Pearle, Inc., an affiliate of BKC.

     All equipment, furniture, fixtures, and other similar personal property used on the Properties generally is owned or leased from third parties by the lessee of the Property.

     PRIMARY LEASES. As described above, 63 of the Properties are Leasehold Properties. Under the terms of 13 Primary Leases, the Partnership leases both the underlying land and the restaurant building and other improvements thereon. Under the terms of the remaining 50 Primary Leases, the Partnership leases the underlying land and owns the restaurant building and other improvements constructed thereon. In any event, upon expiration or termination of a Primary Lease, the owner of the underlying land will become the owner of all improvements thereon.

     In addition to variations required to reflect whether the Partnership owns or leases the improvements on a Leasehold Property, the other terms and conditions of the Primary Leases vary substantially. However, the Primary Leases generally have certain provisions in common. For example, the Primary Leases generally provide that (i) the initial term is 20 years or less, (ii) the Partnership may renew the term one or more times at its option (although the provisions governing any such renewal vary significantly in that, for example, some renewal options are at a fixed rental amount, while others are at fair rental value at the time of renewal), (iii) the rentals payable are stated amounts that may escalate over the terms of the Primary Leases (and/or during renewal terms) but normally (although not always) are not based upon a percentage of sales of the Restaurants thereon, and (iv) the Partnership is required to pay all taxes and operating, maintenance, and insurance expenses for the Leasehold Properties (that is the Primary Leases are "net" leases). Several Primary Leases also require the Partnership, upon the termination or expiration thereof, to remove all improvements situated on the Property.

     Although the Partnership, as lessee under each Primary Lease, generally has the right to assign or sublet all of its rights and interests thereunder without obtaining the landlord's consent, the Partnership is not permitted to assign or sublet any of its rights or interests under 22 Primary Leases without obtaining the landlord's consent or satisfying certain other conditions. In addition, approximately 20 percent of the Primary Leases require the Partnership to use such Leasehold Properties only for the purpose of operating a BK Restaurant or another type of restaurant thereon. In any event, no transfer will release the Partnership from any of its obligations under the Primary Lease, including the obligation to pay rent. The fact that all applicable conditions were satisfied in connection with the Partnership's acquisition of such Leasehold BK Properties will not permit the Partnership to transfer such Leasehold BK Properties in the future without again satisfying such conditions.

     As of December 31, 1995, the remaining terms of the Primary Leases for all of the Leasehold BK Properties (excluding renewal option terms) ranged from approximately 1 to 11 years and the average remaining term (excluding renewal options terms) was 5 years. With renewal options exercised, the remaining terms of the Primary Leases ranged from approximately 8 to 33 years and the average remaining term was 20 years. Only 25 Primary Leases had a remaining term (including renewal option terms) of less than 25 years.

     LEASES. As described above, 115 of the BK Properties are leased or subleased to a BKC franchisee under a Lease/Sublease, pursuant to which the franchisee is required to operate a BK Restaurant thereon in accordance with the lessee's Franchise Agreement and to make no other use thereof. Upon its acquisition of the BK Properties, the Partnership assumed the rights and obligations of BKC under the Leases/Subleases. Five Properties are leased to Burger King on substantially the same terms and conditions as those contained in the Lease/Sublease with the prior lessees. A portion of one of the BK Properties also is leased to a tenant that does not operate a Restaurant, and this lease was also assumed by the Partnership. Two properties are leased to lessees operating "fast food" type restaurants not franchised by or affiliated with BKC.

     Although the provisions of BKC's standard form of lease to franchisees have changed over time, the material provisions of the Lease/Subleases generally are substantially similar to BKC's current standard form of lease (except to the extent BKC has granted rent reductions or deferrals or made other lease modifications in order to alleviate or lessen the impact of business or other economic problems that a franchisee may have encountered). The Leases/Subleases generally provide for a term of 20 years from the date of opening of the Restaurant and do not grant the lessee any renewal options. The Partnership, however, is required to renew a Leases/Sublease if BKC renews or extends the lessee's Franchisee Agreement. The Partnership believes BKC's policy generally is to renew a Franchise Agreement if BKC determines, in its sole discretion, that economic and other factors justify renewal or extension and if the franchisee has complied with all obligations under the Franchise Agreement. As of December 31, 1995, the remaining terms of all the Leases range from approximately 1 to 15 years, the average remaining term was 6 years, and 24 Leases/Subleases had a remaining term of more than 10 years.

     The Leases/Subleases generally require the franchisees to pay minimum rent, percentage rent (based upon sales) in excess of minimum rent, and all taxes and operating, maintenance, and insurance costs for the Properties (that is, the Leases/Subleases are "net" leases). Minimum rent is payable monthly and generally is equal to 13.4 percent or 14.5 percent (depending on when the Lease/Sublease was executed) of BKC's "investment" in the BK Property (which investment generally is determined on the basis of BKC's land acquisition cost (if any), certain construction and other costs (if any), and capitalized interest, rent and taxes (if any)) plus, in the case of a Leasehold Property, 113.4 percent or 114.5 percent (depending on when the Lease/Sublease was executed) of all periodic Primary Lease rent payments after the construction period. Percentage rent generally is payable quarterly with an annual adjustment and is equal to the amount (if any) by which a specified percentage (typically 8.5 percent) of the franchisee's sales at the Property for each lease year exceeds the minimum rent. The term "sales" includes all sums charged for goods, merchandise or services sold at or from the BK Property; the term excludes any federal, state, county or city sales tax, excise tax or other similar taxes collected by a franchisee from customers based on sales, as well as cash received as payments in credit transactions where the extension of credit itself has already been included in the figure on which any previous percentage rent has been computed. In the case of Leasehold BK Properties, the Leases/Subleases generally provide that the minimum rent thereunder (but not percentage rent) will increase to reflect any increase in rent under the corresponding Primary Lease. If the franchisee is paying percentage rent at the time of such an increase, however, an increase in rent under a Primary Lease will not be borne by the franchisee, and this will result in a decrease in the net revenue derived by the Partnership from such BK Property.

     USE AND OTHER RESTRICTIONS ON THE OPERATION AND TRANSFER OF BK
RESTAURANT PROPERTIES. The Partnership was originally formed for the purpose of acquiring all of BKC's interests in the existing BK Properties and leasing or subleasing them to BKC franchisees under the Leases/Subleases. Accordingly, the Partnership Agreement provides that, except as expressly permitted thereby, the Partnership may not use its BK Restaurant Properties for any purpose other than the operations thereon of a BK Restaurant. In furtherance thereof, the Partnership Agreement (i) requires the Partnership, in certain specified circumstances, to renew or extend a Lease/Sublease and enter into a new lease with another franchisee of BKC, to approve an assignment of a Lease/Sublease, to permit BKC to assume a Lease/Sublease at any time, and to renew a Primary Lease, and (ii) imposes certain restrictions and limitations upon the Partnership's ability to sell, lease, or otherwise transfer any interest in its BK Restaurant Properties. The Partnership Agreement also requires the Partnership to provide BKC notice of default under a Lease/Sublease and an opportunity to cure such defaults prior to taking any remedial action. These restrictions could lapse with respect to a particular Property if the Partnership were to transfer that Property to a third party following BKC's failure to exercise its right of first refusal (as described below). The Partnership Agreement, however, specifically provides that the Managing General Partner is under no obligation to seek to sell any BK Restaurant Property or to consider any offer to purchase any BK Restaurant Property so long as BKC maintains a Franchise Agreement in effect with respect to the BK Property or itself operates a BK Restaurant on the BK Property.

     The Partnership Agreement provides that the Partnership may not sell, lease or otherwise transfer any of its interest in any BK Restaurant Property without first offering to sell, lease or otherwise transfer to BKC such interest at the price and on the terms and conditions contained in a bona fide third-party offer. BKC generally must elect whether or not to exercise its right to acquire such interest in the BK Property pursuant to its right of first refusal within 30 days after its receipt of the offer.

     The foregoing restrictions do not apply to any restaurant property acquired after March 17, 1995 so long as a BK Restaurant is not located thereon. The Partnership Agreement does not restrict the restaurant properties that the Partnership may acquire after such date.

     RESTAURANT ALTERATIONS AND RECONSTRUCTION. It is important that existing Properties be improved, expanded, rebuilt, or replaced from time to time. In addition to normal maintenance and repair requirements, each franchisee is required under BKC's Franchise Agreement and Lease/Sublease, at its own cost and expense, to make such alterations to a BK Restaurant as may be reasonably required by BKC from time to time in order to modify the appearance of the restaurant to reflect the then current image requirements for BK Restaurants. Most of the existing BK Properties are 15 to 20 years old, and the Partnership believes that many of its existing BK Properties require substantial improvements to maximize sales. Moreover, the conditions of many of the BK Properties is below BKC's current image requirements.

     BKC maintains a "Successor Policy" relating to the renewal and extension of Franchise Agreements with BKC franchisees. In connection with such renewals and extensions, the "Successor Policy" includes provisions intended to encourage the reconstruction, expansion or other improvement of the older BK Restaurants leased or subleased by BKC to franchisees in order to upgrade those restaurants to BKC's current standards for physical facilities and to take advantage of opportunities that may exist to increase sales through improving an existing restaurant's facilities (for example, by increasing parking or seating capacity or by adding a "drive-thru" facility).

     Substantially all of the Partnership's existing Properties will be subject to the "Successor Policy" over the next seven years. Under the current "Successor Policy," (i) a restaurant leased by BKC to a franchisee where the Franchise Agreement is scheduled to expire within five years or
(ii) a restaurant leased by BKC to a franchisee where the property and improvements are more than ten years old and the

Franchise Agreement is at least two years old and has more than five years remaining on its term, may qualify for financial assistance if BKC, in its sole discretion, determines that the restaurant should be improved under the "Successor Policy." If BKC determines that a restaurant should be reconstructed under the "Successor Policy" and BKC elects to pay the cost of such reconstruction, then the terms of the Lease/Sublease and the Franchise Agreement with respect to such restaurant are extended, the minimum rent payable under the Lease/Sublease is increased, but the applicable percentage rent rate under the Lease/Sublease generally will remain at (or increase to)
8.5 percent. If, however, BKC elects not to pay the cost of reconstructing a particular restaurant but the franchisee, with BKC's consent, agrees to pay the cost thereof, then the terms of the Lease/Sublease and the Franchise Agreement are extended, the minimum rent under the Lease/Sublease is increased, and the percentage rent payable under such Lease/Sublease is permanently reduced (generally from 8.5 percent to 5.5 percent of annual sales). In addition, the franchisee may be granted a reduction or abatement of rent for up to 60 days while the reconstruction is underway. The Partnership believes that some of the requirements of the "Successor Policy," if invoked, could have a negative effect on the Partnership's cash flow and borrowing capacity. The Partnership believes, however, that because of BKC's regulations to partially subsidize this process, there will be little incentive for BKC to invoke this policy on properties that are in good repair and condition.

     The Partnership Agreement requires the Managing General Partner to cause the Partnership to implement those aspects of BKC's "Successor Policy" related to reconstruction of BK Restaurants as such policy currently is in effect and as it may be revised from time to time, with respect to any BK Restaurant Property or Properties that BKC in its discretion, decides should be reconstructed under the "Successor Policy". The Partnership generally is required to extend the Lease/Sublease with respect to any Property reconstructed pursuant to the "Successor Policy," and, in the discretion of BKC, either to pay for the cost of reconstruction directly or to reduce the percentage rent rate under such Lease/Sublease if the franchisee pays the cost of reconstruction. BKC, however, must pay to the Partnership an amount equal to the portion of the cost of any reconstruction undertaken or any rent reduction granted, as the case may be, determined by reference to BKC's relative share (i.e., the franchisee royalty fee, (but excluding amounts required to be expended for advertising and other income received by BKC)) of the total rental and royalty income derived by BKC and the Partnership from the Property. BKC's obligation to make payments to the Partnership in connection with a rent reduction pursuant to the "Successor Policy" would continue for the remainder of the term of the Lease/Sublease, even if the Partnership were to transfer the Property prior to expiration of the Lease/Sublease. In addition, BKC would subsidize a portion of the 60-day reduction or abatement in rent while the construction is completed under the provisions for "rent relief" described below.

     BKC, in its sole and absolute discretion, may modify or discontinue at any time the current version or any subsequent version of the "Successor Policy," but such a change would not affect the basis on which the Partnership and BKC will share the cost of any reconstruction undertaken pursuant to the "Successor Policy."

     In addition to the reconstruction of BK Restaurants under the "Successor Policy" BKC has the right under the Partnership Agreement to require the Partnership to acquire land adjacent to a BK Restaurant Property if such land is necessary for the expansion of the BK Restaurant on the Property (for example, to provide additional parking facilities), even though the expansion is not undertaken pursuant to the "Successor Policy." However, BKC is required to pay the Partnership a portion of the cost of any such adjacent land, determined under the formula described above in connection with the "Successor Policy."

     The Partnership believes that it can reduce the likelihood of having to rebuild the restaurant properties at the Partnership's expense, if it assists tenants in repairing and updating their restaurants. In many cases, the tenants have difficulty borrowing to finance improvements to the restaurants because they do not own them. The recent amendments to the Partnership Agreement permit the Partnership to make loans to tenants for such purposes. The Partnership would realize interest income from these loans, with the possibility of receiving increased percentage rent because of increased sales at the improved restaurants. As an alternative, the Partnership is also permitted to make and provide for such improvements through increased rents on the properties. The Partnership envisions that the typical repairs and updates that tenants would make would involve constructing playgrounds, repairing roofs and parking lots, and generally remodeling a restaurant to conform to Burger King's current image requirements.

     The Partnership believes that if the "Successor Policy" is invoked, the increased base rent and any incremental percentage rent on the improved restaurant property would be insufficient to compensate the Partnership adequately for its rebuilding costs. As a consequence, the cash flow of the Partnership could be adversely effected by implementation of the "Successor Policy." The Partnership believes that because the "Successor Policy" includes payments by BKC, it would not be in BKC's economic interest to invoke the "Successor Policy" with respect to restaurant properties that have already been renovated and updated. The Partnership believes that it is unlikely that a tenant would elect to pay for the improvements itself because any improvements would belong to the Partnership.

     RENT RELIEF. In connection with Properties leased or subleased by BKC to franchisees, BKC, from time to time, in its discretion, has granted "rent relief" to a limited number of franchisees, in the form of a permanent or temporary reduction of rent payment otherwise owed, in order to alleviate or lessen the impact of business or other economic problems that those franchisees have encountered. The Partnership Agreement provides that the Managing General Partner, in its discretion, may cause the Partnership to grant "rent relief" with respect to a BK Property at the request of BKC or the lessee. Any grant of "rent relief" by the Partnership, however, is subject to the condition that BKC agrees to pay the Partnership a portion of such "rent relief," determined by reference to BKC's relative share (i.e. the franchise royalty fee (but excluding amounts required to be expended for advertising and other amounts received by BKC)) of the total rental and royalty income derived by BKC and the Partnership from such Property. BKC's obligation to make payments to the Partnership would continue for the duration of the rent reduction, even if the Partnership were to transfer the BK Property prior to expiration of the Lease/Sublease.

     As defined in the Partnership Agreement, "rent relief" is limited to any reduction in rent for a period in excess of 90 days and reductions for 90 days or less that are specifically designated by the Managing General Partner as "rent relief" or that are in connection with the improvement of a BK Restaurant pursuant to BKC's "Successor Policy." No other reduction for a period of 90 days or less would be considered "rent relief." In addition, a franchisee's failure to make a payment of rent under a Lease/Sublease would not be considered "rent relief" if either such Lease/Sublease were to have terminated automatically or the Managing General Partner were to seek to terminate such Lease/Sublease and were to cause the Partnership to initiate and pursue such actions (including, if appropriate, litigation) against the defaulting franchisee as the Managing General Partner, in its sole discretion, determined reasonable under the circumstances. The Partnership would not be entitled to any payment from BKC in these various circumstances that are not considered "rent relief."

     During the year ended December 31, 1995, the Partnership had not provided "rent relief" for any BK Properties.

PERIODIC CONSIDERATION OF SALE OR FINANCING

     The Partnership Agreement provides that the Managing General Partner may (but is not obligated to) consider at least once every five years, beginning in the year 2000, whether or not it would be in the interest of the Partnership to effectuate a sale and/or financing of all or a portion of the Properties held as of March 17, 1995 in order to return to the Unitholders all or a substantial portion of their unrecovered capital investments in the Partnership. If at any such time the Managing General Partner, in its judgment, determines that such a sale or financing would be in the interest of the Partnership, it will use reasonable efforts to effectuate such a transaction, assuming market conditions permit. In the case of a sale of all or a portion of such Properties on which BK Restaurants are located, BKC would have the right to exercise its right of first refusal to the extent it had not lapsed.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, the Partnership is involved in litigation relating to claims arising in the ordinary course of business. Currently, the Partnership is not a party to any material litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to Unitholders in the quarter ended December 31, 1995.

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Partnership's Units are traded on the New York Stock Exchange under the symbol "USV". Quarterly distributions are declared for payment early in the next calendar quarter. The high and low sales prices of the Units and the distributions declared during each calendar quarter of 1994 and 1995 and during 1996 through February 29, 1996 are set forth below:

                                                                DISTRIBUTIONS
     1996                                  HIGH         LOW        DECLARED
     ----                                  ----         ---     --------------
     First Quarter (through February 29)   $22 5/8    $19 1/2          $ .44

     1995
     ----
     First Quarter                          16 1/2     14 1/4            .42
     Second Quarter                         17 1/8     15 3/4            .42
     Third Quarter                          18 7/8     16 3/4            .42
     Fourth Quarter                         20 1/4     18                .43
                                                                        ----
                                                                        1.69

     1994
     ----
     First Quarter                          16 3/4     15 7/8            .37
     Second Quarter                         17 1/4     15 3/8            .39
     Third Quarter                          17 1/2     16 3/4            .39
     Fourth Quarter                         17 3/8     13                .41
                                                                        ----
                                                                        1.56

     As of February 29, 1996, there were 1,903 holders of record in the Partnership.

     In July 1995, the Partnership announced its intention to repurchase up to 300,000 Units. Through December 31, 1995, the Partnership had purchased 30,000 Units and no further repurchases have been made or are presently contemplated.

ITEM 6. SELECTED FINANCIAL DATA.

                                           YEARS ENDED DECEMBER 31
                            --------------------------------------------------------
                            1995         1994        1993         1992          1991
                            ----         ----        ----         ----          ----
Total revenues           $9,780,289   $8,793,056   $8,331,643   $8,488,597   $8,749,650

Net income                5,222,588    4,932,670    4,527,598    2,485,713    4,032,844

Net income allocable
to unitholders            5,119,180    4,834,017    4,437,051    2,436,001    3,952,192

Net income per unit            1.10        1.04          0.96         0.53         0.85

Cash distributions
declared per unit              1.69        1.56          1.72*        1.56         1.60


______________
* Includes special capital transaction distributions of $.24.

                                             YEARS ENDED DECEMBER 31
                            ----------------------------------------------------------
                            1995         1994         1993          1992          1991
                            ----         ----         ----          ----          ----
Total assets            $71,482,739   $62,889,271   $65,322,433   $69,087,205   $74,170,008

Line of credit          10,930,647        --            --            --            --

Capitalized lease
obligations                 562,544       774,602       965,611     1,137,658     1,301,524

Partners' capital        59,312,150    61,669,151    64,114,638    67,716,869    72,609,312
- --general partners        1,240,604     1,308,543     1,357,447     1,429,488     1,527,332
- --limited partners       58,071,546    60,360,608    62,757,191    66,287,381    71,081,980
- --per unit                    12.46         13.02         13.54         14.30         15.34

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS.

     Total restaurant sales, the primary determinant of Partnership revenues, are a function of the number of restaurants in operation and their performance. Sales at individual restaurants are influenced by local market conditions, by the efforts of specific restaurant operators, and by marketing, new product and program support by the franchiser, and by the general state of the economy.

     Revenues in 1995 totaled $9,780,289 up 11.2 percent from the $8,793,056 recorded in 1994. Revenues in 1994 were up 5.5 percent from the $8,331,643 recorded in 1993. The partnership owned and leased 122 sites throughout 1994 and 1995. Revenues from these properties were up 6.4 percent in 1995 over 1994. The remaining increase in revenues in 1995 over 1994 is attributable to 16 properties acquired on various dates during 1995. No additions were made to the portfolio during 1994 and 1993.

     Total sales in the restaurants located on Partnership real estate in 1995 were $135,296,834 up 10.6 percent from the $122,314,903 reported in 1994 which was up 8.4 percent from the $112,880,007 reported for 1993. There were 138, 122 and 121 Partnership restaurant sites in operation on December 31, 1995, 1994 and 1993 respectively.

     Expenses excluding the provision for write down of properties for the year were $4,557,701, up 18.4 percent from 1994 which was up 3.2 percent from 1993. The increase in expenses was primarily due to the increase in the number of restaurant sites owned by the Partnership and related financing costs.

     There was no write down of assets and intangible values relating to closed properties during the year. Write downs of $11,061 and $73,739 were made in 1994 and 1993 respectively.

     Net income allocable to Unitholders in 1995 was $5,119,180 or $1.10 per Partnership Unit, up 5.8 percent or six cents per Unit from $4,837,017 or $1.04 per Unit achieved in 1994. The 1994 results were up 8.3 percent or eight cents per Unit from the 1993 results. Excluding provisions for write down or dispositions of properties, net income allocable to Unitholders was $1.10 in 1995, $1.05 in 1994 and 97 cents in 1993.

     Regular cash distributions to the Limited Partners for 1995 totaled $1.69 per Unit with 42 cents per Unit paid in the first three quarters and 43 cents in the fourth quarter. Total cash distributions to Unitholders in 1994 and 1993 were $1.56 and $1.72 per Unit, respectively.

FUNDS GENERATED FROM OPERATIONS.

     Industry analysts generally consider funds generated from operations to be an appropriate measure of performance. Funds generated from operations is calculated as the sum of taxable income plus charges for depreciation and amortization. Funds generated from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs and cash distributions. Funds generated from operations should not be considered as an alternative to net income (determined in accordance with generally accepted accounting principles) as an indication of the Partnership's performance or as an alternative to cash flow (determined in accordance with generally accepted accounting principles) as a measure of liquidity. Funds generated from operations on a tax basis allocable to Unitholders in 1995 were $1.78 per Partnership Unit, up 13 cents per Unit from the $1.65 achieved in 1994 which was up 11 cents per Unit from $1.54 in 1993.

LIQUIDITY AND CAPITAL RESOURCES.

     Cash and equivalents on December 31, 1995 totaled $7,127 down $673,519 from December 31, 1994 and down $1,252,976 from December 31, 1993. Year-end 1995 net receivables of $951,095 were up 33 percent and 130 percent from December 31, 1994 and December 31, 1993, respectively, as a result of increases in lease revenues and a change in the procedure for paying property taxes and billing them to the lessees.

     Since formation, the Partnership has paid all regular distributions from its operating cash flow. Funds generated from operations on a tax basis allocable to Unitholders were seven cents more than the related cash distributions for 1995 earnings, four cents more than the related cash distributions for 1994 earnings and 18 cents per Unit more than the related cash distribution for 1993 earnings. Management of the Partnership believes that cash generated from operations will be sufficient to meet operating requirements.

     As a result of amendments to the Partnership Agreement approved by the limited partners in March 1995, the Partnership has undertaken a program of substantial capital expenditures for the addition of new properties and to assist existing tenants in the remodeling of their restaurants. To finance these expenditures, the Partnership has incurred debt and issued additional Units. In June 1995, the Partnership obtained a revolving bank credit line in the amount of $10 million (subsequently increased to $20 million and again in February 1996 to $40 million). Borrowings have been used to acquire additional restaurant properties and additional borrowings may also be used to fund additional property acquisitions. The credit agreement expires June 27, 1998 and provides that borrowings under the agreement will bear interest at 180 basis points over the London Interbank Rate (LIBOR). The borrowings are secured by the Partnership's interest in the real estate and leases owned by the Partnership. At February 29, 1996, approximately $20 million remained available under the credit agreement. Interest expense for 1995 was $193,530.

     At February 29, 1996 the Partnership had an additional 108 restaurant properties located in 20 states under letters of intent or contracts for acquisition. Such properties represent seven transactions in various stages of negotiation and due diligence and there can be no assurance that such transactions will be closed. Such acquisitions will require expenditures of $57 million. Of such properties, 28 are Burger King restaurant properties, 37 are Dairy Queen restaurant properties, 26 are Hardee's restaurant properties, 11 are Pizza Hut restaurant properties and six are restaurant properties operated under other tradenames. The Partnership expects to raise such consideration (and the consideration for future property acquisitions) through the use of the remaining availability under the existing credit agreement, from additional borrowings and from the issuance of additional Units. The Partnership is currently negotiating an additional credit facility which would be used to fund these and other potential acquisitions. There can be no assurance such financing will be available and the failure of the Partnership to obtain such additional financing would adversely impact the Partnership's ability to acquire additional properties.

     During 1995, three properties were acquired in part for 54,167 Units.
As a term of the acquisition, the Partnership agreed, in the event the market price for the Units issued did not equal or exceed $24 per Unit three years from the date of issuance and such Units were still held on such date by the seller of the properties, to pay the difference in cash. In connection with the acquisition of ten properties in 1996, the Partnership agreed, as a term of those acquisitions, in the event the market price for the Units issued did not equal or exceed $23 per Unit (as to 28,261 Units) three years from the date of issuance or $24 per Unit (as to 299,575 Units) two years from the date of issuance and such Units were still held on such date by the sellers of the properties, to pay the difference by the issuance of additional Units.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial information and supplementary data begin on page F-1 of this Annual Report on Form 10-K. Such information is incorporated herein by reference into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Registrant is a limited partnership (of which U.S. Restaurant Properties, Inc. is the Managing General Partner) and has no directors or officers. The executive officers of the Managing General Partner are Robert
J. Stetson, President and Chief Executive Officer, and Fred H. Margolin,
Chairman of the Board, Secretary and Treasurer.   They have served in such
positions and as directors since the acquisition of the Managing General Partner on May 27, 1994. Messrs. Stetson and Margolin serve as executive officers of the Managing General Partner at the pleasure of its board of directors.

     Mr. Stetson is 45 years old. Since 1978, Mr. Stetson has been primarily engaged in restaurant chain management, including the acquisition and management of restaurant properties. From 1987 until 1992, Mr. Stetson served as a senior executive in restaurant and retailing subsidiaries of Grand Metropolitan PLC, the ultimate parent of Burger King. During this period, Mr. Stetson served as the Chief Financial Officer and later President
- - Retail Division of Burger King and Chief Financial Officer and later Chief Executive Officer of Pearle Vision. As Chief Financial Officer of Burger King, Mr. Stetson was responsible for managing more than 750 restaurants that Burger King leased to tenants. Prior to 1987, Mr. Stetson served in several positions with PepsiCo Inc. and its subsidiaries, including Chief Financial Officer of Pizza Hut. Mr. Stetson is also a director of Bayport Restaurant Group and Bugaboo Creek Steakhouse Inc., both publicly-traded restaurant companies. In 1972, Mr. Stetson received a Bachelor of Arts degree from Harvard College. In 1975, Mr. Stetson received an M.B.A. from Harvard Business School.

     Mr. Margolin is 46 years old. In 1979, Mr. Margolin founded and became the President of American Eagle Premium Finance Company, one of the largest independent premium finance companies in Texas. From 1982 through 1988, Mr. Margolin developed and then leased or sold shopping centers having an aggregate cost of $50,000,000. In 1977, Mr. Margolin founded Intercon General Agency, a national insurance agency specializing in the development and marketing of insurance products for financial institutions. Mr. Margolin served as the Chief Executive Officer of Intercon General Agency from its inception until its sale to a public company in 1982. In 1971, Mr. Margolin received a Bachelor of Science degree from the Wharton School of the University of Pennsylvania. In 1973, Mr. Margolin received an M.B.A. from Harvard Business School.

     In addition to Messrs. Stetson and Margolin, the board of directors of the Managing General Partner consists of Messrs. Gerald H. Graham, David Rolph, Darrel Rolph, and Eugene G. Taper. Each director serves a one-year term. Mr. Graham, age 58, is the Dean of the Barton School of Business at Wichita State University. David Rolph, age 47, and Darrel Rolph, age 58, own and operate the Tex-Mex restaurant chain, "Carlos O'Kelleys," which has 25 units, and were formerly one of the largest Pizza Hut franchisees. Mr. Taper, age 59, a certified public accountant, is a consultant and a retired partner, since 1993, of Deloitte & Touche LLP, an international public accounting firm.

     SECTION 16(A) REPORTS. Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires the Managing General Partner, its directors and executive officers, and persons who beneficially own more than 10 percent of the Units to file with the SEC initial reports of Unit ownership and reports of changes in ownership therein. The Managing General Partner, directors and executive officers of the Managing General Partner, and greater than 10 percent owners of the Units are required by SEC regulation to furnish the Partnership with copies of all Section 16(a) forms they file.

     To the Partnership's knowledge, based solely upon a review of the copies of such reports furnished to the Partnership and written representations that no other reports were required during the year ended December 31, 1995, the Partnership believes that all Section 16(a) filing requirements applicable to the foregoing Managing General Partner, director, executive officers, and greater than 10 percent owners were complied with.

     The year-end report is not required to be filed if there are no previously unreported transactions or holding to report. Nevertheless, the Partnership is required to disclose the names of directors, executive officers and greater than 10 percent owners who did not file the year-end report, unless the Partnership has received a written statement that no filing was required. As of the date of this report, the Partnership has not received any such statements.

ITEM 11.  EXECUTIVE COMPENSATION.

     The Managing General Partner, U.S. Restaurant Properties, Inc., is responsible for managing the business and affairs of the Partnership. The Partnership pays the Managing General Partner a non-accountable annual allowance (adjusted annually to reflect increases in the Consumer Price Index), plus reimbursement of out-of-pocket costs incurred to other parties for services rendered to the Partnerships. The allowance for the years ended December 31, 1995, 1994 and 1993 was $585,445, $542,508 and $528,000,
respectively. For 1996, the allowance will be $600,081. For 1995, the one-time property acquisition fee equaled $109,238 which was capitalized and the annual allowance includes $29,375 of increased management fees due to acquisitions. The allowance is paid quarterly, in arrears. The Partnership's accounts payable balance includes $187,204 and $135,627 for this allowance as of December 31, 1995 and 1994, respectively. The Managing General Partner paid no out-of-pocket costs to other parties on behalf of the Partnership during 1995, 1994 and 1993. See "Item 1. Business - Distributions and Allocations" and "- Payments to the Managing General Partner," above, and "Item 13. Certain Relationships and Related Transactions," below.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding the beneficial ownership of the Units and the capital stock of the Managing General Partner (the "U.S. Restaurant Shares"), respectively, as of February 29, 1996 by: (i) all persons who are beneficial owners of 5 percent or more of the Units or the U.S. Restaurant Shares, respectively, (ii) all directors and executive officers of the Managing General Partner, and (iii) all directors and executive officers of the Managing General Partner as a group. The Managing General Partner does not itself own any Units but does hold a partnership interest as a general partner and options to purchase 400,000 Units at $15.50 per Units. The disclosure that no person is the beneficial owner of 5 percent or more of the Units is based upon the Partnership not having received any Schedule 13D or 13G to the contrary on or before February 29, 1996. Unless stated otherwise, the persons named below possess sole voting and investment power with respect to the securities set forth opposite their names.

                                                                          US RESTAURANT
                                                       UNITS                  SHARES
                                                       -----                  ------
NAME AND ADDRESS OF BENEFICIAL OWNER              NUMBER    PERCENT      NUMBER   PERCENT
- ------------------------------------              ------    -------      ------   -------
Gerald H. Graham                                  1,400        *            0         0
Dean, Barton School of Business
100 Clinton Hall, Wichita State University
Wichita, Kansas 67260

Fred H. Margolin                                 17,930(1)     *          187.5      30

Darrel Rolph                                      6,000(2)     *          125.0      20

David Rolph                                       3,000        *          125.0      20

Robert J. Stetson                                10,600(3)     *          187.5      30

Eugene G. Taper                                     950        *            0         0
6427 Redpine Rd.
Dallas, Texas 75248
                                                 ------                   -----     ---
All directors and executive officers of the
Managing General Partner as a group (6 persons)  39,880        *          625.0     100

_____________
*    Less than one percent.

(1) Does not include 4,375 Units held by Mr. Margolin's wife as trustee for their minor children.
(2) Does not include 4,000 Units held by Mr. Rolph's wife as trustee for their minor children.
(3) Does not include 1,000 Units held by Mr. Stetson as trustee for his minor child.


     The address for Messrs. Margolin and Stetson is 5310 Harvest Hill Rd., Suite 270, LB 168, Dallas, Texas 75230. The address for Messrs. Darrel Rolph and David Rolph Sasnack Management, is 1877 N. Rock Rd., Wichita, Kansas 67206.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Managing General Partner, U.S. Restaurant Properties, Inc. (formerly
QSV), is responsible for managing the business and affairs of the Partnership. The Partnership pays the Managing General Partner a non-accountable annual allowance (adjusted annually to reflect increases in the Consumer Price Index), plus reimbursement of out-of-pocket costs incurred to other parties for services rendered to the Partnerships. The allowance for the years ended December 31, 1995, 1994 and 1993 was $585,448, $542,508
and $528,000, respectively. For 1996, the allowance will be $600,081. For 1995, the one-time property acquisition fee equaled $109,238 which was capitalized and the annual allowance includes $29,375 of increased management fees due to acquisitions. The allowance is paid quarterly, in arrears. The Partnership's accounts payable balance includes $187,204 and $135,627 for this allowance as of December 31, 1995 and 1994, respectively. The Managing General Partner paid no out-of-pocket costs to other parties on behalf of the Partnership during 1995, 1994 and 1993.

     The Managing General Partner has agreed to make available to the Partnership an unsecured, interest-free, revolving line of credit in the principal amount of $500,000 to provide the Partnership with the necessary working capital to minimize or avoid seasonal fluctuation in the amount of quarterly cash distributions. No loans were made by the Managing General Partner or were outstanding at any time during the years ended December 31, 1995, 1994 and 1993.

     On March 17, 1995, the limited partners approved the grant to the Managing General Partner of options to purchase 400,000 Units. The exercise price is $15.50 per Unit which was the average closing market price on the New York Stock Exchange for the five trading days immediately following the date of grant.

     On March 24, 1995, the Managing General Partner assigned its rights to purchase a property in Amarillo, Texas to the Partnership for no consideration.

     Burger King Corporation withdrew as a Special General Partner in November 1994. On January 20, 1995, the Partnership paid Burger King Corporation $16,000 for its interest in the operating and master limited partnerships.

     During 1995, the Partnership loaned $255,000 to Arkansas Restaurants #10 L.P. The balance is due September 1, 1996 and bears interest at nine percent per annum. The Managing General Partner owns a 90 percent interest in Arkansas Restaurants #10 L.P.

                                   PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)    Financial Statements.

     For a list of the consolidated financial statements of the Registrant filed as part of this Annual Report on Form 10-K, see page F-1, herein.

(a)(2)    Financial Statement Schedules.

    III.  Real Estate and Accumulated Depreciation.


(a)(3) For a list of the Exhibits filed as part of this Annual Report on Form 10-K, see page E-1, herein.

(b)       Reports on Form 8-K.

          None.


(c)       Exhibits.


     The Exhibits filed as part of this Annual Report on Form 10-K are submitted as a separate section.

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 29, 1996          U.S. RESTAURANT PROPERTIES MASTER L.P.

                                By:  U.S. RESTAURANT PROPERTIES, INC.,
                                     its Managing General Partner


                                     By: s/Robert J. Stetson
                                         -------------------
                                         Robert J.  Stetson
                                         President, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:

    SIGNATURE                     TITLE                         DATE
    ---------                     -----                         ----

s/Robert J. Stetson      Director of U.S. Restaurant        March 29, 1996
- -------------------      Properties, Inc.
Robert J. Stetson

s/Fred H. Margolin       Director of U.S. Restaurant        March 29, 1996
- ------------------       Properties, Inc.
Fred H. Margolin

s/Eugene G. Taper        Director of U.S. Restaurant        March 29, 1996
- -----------------        Properties, Inc.
Eugene G. Taper

s/Gerald H. Graham       Director of U.S. Restaurant        March 29, 1996
- ------------------       Properties, Inc.
Gerald H. Graham

s/Darrel Rolph           Director of U.S. Restaurant        March 29, 1996
- --------------           Properties, Inc.
Darrel Rolph

s/David Rolph            Director of U.S. Restaurant        March 29, 1996
- -------------            Properties, Inc.
David Rolph

                   U.S. RESTAURANT PROPERTIES MASTER L.P.


                     CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                     WITH INDEPENDENT AUDITORS' REPORT


                            TABLE OF CONTENTS

Independent Auditors' Report...................................... F-2
Consolidated Balance Sheets....................................... F-3
Consolidated Statements of Income................................. F-4
Consolidated Statements of Cash Flows............................. F-5
Consolidated Statements of Partners' Capital...................... F-6
Notes to Consolidated Financial Statements........................ F-7

                           INDEPENDENT AUDITORS' REPORT



The Partners
U.S. Restaurant Properties Master L.P.


We have audited the accompanying consolidated balance sheets of U.S. Restaurant Properties Master L.P. (the Partnership) as of December 31, 1995 and 1994, and the related consolidated statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of U.S. Restaurant Properties Master L.P. as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP


Dallas, Texas
February 17, 1996

                     U.S. RESTAURANT PROPERTIES MASTER L.P.
                          CONSOLIDATED BALANCE SHEETS


                                                       DECEMBER 31,
                                                      1995       1994
                                                --------------------------
ASSETS
 Cash and equivalents                              $ 7,127   $   680,646
 Marketable securities                                  --       853,791
 Receivables, net                                   951,095      715,202
 Purchase deposits (Note 3)                       1,791,682           --
 Prepaid expenses                                   315,189      122,962
 Notes receivable (Note 10)                         268,654           --
 Net investment in direct financing leases       19,371,015   21,237,432
 Land                                            27,492,895   23,414,280
 Buildings and leasehold improvements, net        6,257,188    1,548,375
 Machinery and equipment, net                       223,739           --
 Intangibles, net                                14,804,155   14,316,583
                                                --------------------------
                                                $71,482,739  $62,889,271
                                                --------------------------
                                                --------------------------

LIABILITIES AND PARTNERS' CAPITAL

 Accounts payable                               $   677,398   $   445,518
 Line of credit                                  10,930,647            --
 Capitalized lease obligations                      562,544       774,602

 Commitments (Notes 7 and 8)

 General Partners' capital                        1,240,604     1,308,543
 Limited Partners' capital                       58,071,546    60,360,608
                                                --------------------------
                                                $71,482,739   $62,889,271
                                                --------------------------
                                                --------------------------

              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     U.S. RESTAURANT PROPERTIES MASTER L.P.
                       CONSOLIDATED STATEMENTS OF INCOME

                                                  YEAR ENDED DECEMBER 31,
                                                1995       1994         1993
                                           ------------------------------------
GROSS RENTAL RECEIPTS (NOTE 9)             $11,646,706  $10,465,533  $9,848,394
                                           ------------------------------------
                                           ------------------------------------

REVENUES FROM LEASED PROPERTIES


 Rental income                             $ 7,539,634  $ 6,339,993  $5,665,976
 Amortization of unearned income on
  direct financing leases                    2,240,655    2,453,063   2,665,667
                                           ------------------------------------
 Total Revenues                              9,780,289    8,793,056   8,331,643

EXPENSES

 Rent                                        1,405,380    1,347,748   1,294,669
 Depreciation and amortization               1,540,900    1,361,136   1,383,489
 Taxes, general and administrative           1,419,279    1,143,956   1,007,914
 Interest expense (income), net                192,142       (3,515)     44,234
                                           ------------------------------------
                                             4,557,701    3,849,325   3,730,306

 Provision for write down or disposition of
  properties                                       --       11,061      73,739
                                           ------------------------------------
 Total Expenses                              4,557,701    3,860,386   3,804,045
                                           ------------------------------------

Net income                                 $ 5,222,588  $ 4,932,670  $4,527,598
                                           ------------------------------------
                                           ------------------------------------

Net income allocable to unitholders        $ 5,119,175  $ 4,834,017  $4,437,051
                                           ------------------------------------
                                           ------------------------------------

Average number of outstanding units          4,637,865    4,635,000   4,635,000
                                           ------------------------------------
                                           ------------------------------------

Net income per unit                        $      1.10  $      1.04  $     0.96
                                           ------------------------------------
                                           ------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      U.S. RESTAURANT PROPERTIES MASTER L.P.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  YEAR ENDED DECEMBER 31,
                                                1995        1994         1993
                                           --------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                              $  5,222,588  $ 4,932,670  $ 4,527,598
                                           --------------------------------------
 Adjustments to reconcile net income to
  net cash from operating activities:
 Depreciation and amortization              1,540,900    1,361,136    1,383,489
 Provision for write down or disposition
  of properties                                     -       11,061       73,739
 Marketable securities                        853,791     (853,791)          --
 Decrease (increase) in receivables, net     (235,893)    (301,505)      10,873
 Decrease (increase) in prepaid expenses     (192,227)     (35,673)       1,262
 Reduction in net investment in direct
  financing leases                          1,866,417    1,672,477    1,468,790
 Increase in accounts payable                 231,880      203,333        9,506
                                           --------------------------------------
                                            4,064,868    2,057,038    2,947,659
                                           --------------------------------------
                                            9,287,456    6,989,708    7,475,257

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of properties                   -            -    1,130,000
 Purchase of property                      (8,083,302)           -            -
 Purchase of intangibles                   (1,662,729)           -            -
 Purchase of machines and equipment          (231,609)           -            -
 Purchase deposits paid                    (1,791,682)           -            -
 Increase in notes receivable                (268,654)           -            -
                                           --------------------------------------
                                          (12,037,976)           -    1,130,000

CASH FLOWS USED IN FINANCING ACTIVITIES:
 Increase in loan origination costs           (76,843)           -            -
 Reduction in capitalized lease obligations  (212,058)    (191,008)    (172,047)
 Increase in line of credit                10,930,647            -            -
 Cash distributions                        (8,001,995)  (7,378,157)  (8,129,829)
 Purchase of partnership units               (546,750)           -            -
 Purchase of special general partner
  interest                                    (16,000)           -            -
                                           --------------------------------------
                                            2,077,001   (7,569,165)  (8,301,876)
                                           --------------------------------------
 Increase (decrease) in cash and equivalents (673,519)    (579,457)     303,381
 Cash and equivalents at beginning of year    680,646    1,260,103      956,722
                                           --------------------------------------
 Cash and equivalents at end of year       $    7,127  $   680,646  $ 1,260,103
                                           --------------------------------------
                                           --------------------------------------

SUPPLEMENTAL DISCLOSURE:
 Interest paid during the year             $  256,325  $    89,912  $   108,874
                                           --------------------------------------
                                           --------------------------------------
NON-CASH INVESTING ACTIVITIES
 Units issued for property                 $  985,156  $         -  $         -
                                           --------------------------------------
                                           --------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     U.S. RESTAURANT PROPERTIES MASTER L.P.
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                                        GENERAL      LIMITED
                                        PARTNERS     PARTNERS      TOTAL
                                      -------------------------------------
Balance at January 1, 1993            $1,429,488   $66,287,381  $67,716,869

Net income                                90,547     4,437,051    4,527,598
Cash distributions                      (162,588)   (7,967,241)  (8,129,829)
                                      -------------------------------------
Balance at December 31, 1993           1,357,447    62,757,191   64,114,638
                                      -------------------------------------

Net income                                98,653     4,834,017    4,932,670
Cash distributions                      (147,557)   (7,230,600)  (7,378,157)
                                      -------------------------------------
Balance at December 31, 1994           1,308,543    60,360,608   61,669,151
                                      -------------------------------------

Special general partner interest
 transfer                                (12,899)       (3,101)     (16,000)
Net income                               103,413     5,119,175    5,222,588
Purchase of partnership units                  -      (546,750)    (546,750)
Units issued for property                      -       985,156      985,156
Cash distributions                      (158,453)   (7,843,542)  (8,001,995)
                                      -------------------------------------
Balance at December 31, 1995          $1,240,604   $58,071,546  $59,312,150
                                      -------------------------------------
                                      -------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

U.S. Restaurant Properties Master L.P. (Partnership), formerly Burger King Investors Master L.P., a Delaware limited partnership, was formed on December 10, 1985. The Partnership, through its 99% limited partnership interest in U.S. Restaurant Properties Operating Limited Partnership (Operating Partnership), also a Delaware Limited Partnership, acquired from Burger King Corporation (BKC) in February 1986 an interest in 128 restaurant properties (Properties) owned or leased by BKC and leased or subleased on a net lease basis to BKC franchisees for $94,592,000. (The Partnership is the sole limited partner of the Operating Partnership, and they are referred to collectively as the "Partnerships".) U.S. Restaurant Properties, Inc., formerly QSV Properties, Inc., (QSV), the managing general partner and BKC, the special general partner, were both indirect wholly-owned subsidiaries of Grand Metropolitan PLC prior to May 17, 1994, at which time QSV was sold to the current owners. On January 20, 1995, the Partnership paid Burger King Corporation $16,000 for its 0.02% interest in the Operating and Master Limited Partnership.

The Partnership may issue an unlimited number of units. The units outstanding as of December 31, 1995 and 1994 totaled 4,659,167 and 4,635,000, respectively.

2. ACCOUNTING POLICIES

The financial statements have been prepared in accordance with generally accepted accounting principles; however, this will not be the basis for reporting taxable income to unitholders (see Note 9 for a reconciliation of financial reporting income to taxable income). The financial statements reflect the consolidated accounts of the Partnerships after elimination of significant inter-partnership transactions.

Cash and equivalents include short-term, highly liquid investments with original maturities of three months or less.

Marketable securities consist of U.S. treasury securities which have been treated as trading securities as of December 31, 1994. As a result, they are stated at market value.

An intangible asset was recorded for the excess of cost over the net investment in direct financing leases in 1986. This intangible asset represents the acquired value of future contingent rent receipts (based on a percentage of each restaurant's sales) and is being amortized on a straight-line basis over 40 years.

Also included in intangible assets is the amount paid to acquire certain leases with favorable rents payable to third party lessors. This amount is being amortized over the remaining lease terms.

DEPRECIATION

Depreciation is computed using the straight-line method over estimated useful lives of 10 to 20 years for financial statement purposes. Accelerated and straight-line methods are used for tax purposes.

USE OF ESTIMATES

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, and revenues and expenses as of and for the reporting periods. Actual results may differ from such estimates.

LONG-LIVED ASSETS

In March 1995, Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" was issued. The Partnerships adopted SFAS No. 121 in 1995. Long-lived assets include real estate, direct financing leases, and intangibles which are evaluated on an individual property basis. Based on the Partnership's policy for reviewing impairment of long-lived assets, there was no adjustment necessary to the accompanying consolidated financial statements.

INCOME TAXES

No federal or, in most cases, state income taxes are reflected in the consolidated financial statements because the Partnerships are not taxable entities. The partners must report their allocable shares of taxable income or loss in their individual income tax returns.

FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

The notes receivable and the line of credit are carried at amounts that approximate their fair value.

STOCK-BASED COMPENSATION

In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," was issued, effective for calendar year 1996. This statement applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The Partnership has not completed the process of evaluating the impact that will result from adopting such statement and therefore is unable to disclose the impact the adoption will have on its financial position and results of operations. Additionally, the effect of adopting the statement will depend on the calculated value of the units issued and the extent to which units are used in acquiring real estate properties in the future.

3. OTHER BALANCE SHEET INFORMATION

                                                  December 31,
                                            ------------------------
                                                1995        1994
                                            ------------------------
RECEIVABLES, NET
 Receivables                                $ 1,067,986  $   832,093
 Less allowance for doubtful accounts           116,891      116,891
                                            ------------------------
                                            $   951,095  $   715,202
                                            ------------------------
                                            ------------------------

BUILDINGS AND LEASEHOLD IMPROVEMENTS, NET
 Buildings and leasehold improvements       $ 8,882,138  $ 3,892,294
 Less accumulated depreciation                2,624,950    2,343,919
                                            ------------------------
                                            $ 6,257,188  $ 1,548,375
                                            ------------------------
                                            ------------------------

INTANGIBLES, NET
 Intangibles                                $28,178,508  $26,392,197
 Less accumulated amortization               13,374,353   12,075,614
                                            ------------------------
                                            $14,804,155  $14,316,583
                                            ------------------------
                                            ------------------------

Total purchase deposits of $1,791,682 included $1,075,000 of non-refundable deposits.

4. PROPERTIES

On December 31, 1995, the Partnerships owned the land at 79 Properties and leased the land at 60 Properties from third party lessors under operating leases. The Partnerships in turn leased or subleased the land primarily to BKC franchisees under operating leases.

On December 31, 1995, the Partnerships owned the buildings on 124 Properties and leased the buildings on 14 Properties from third party lessors under leases accounted for as capital leases. The Partnerships own one property in which only the land is owned and leased. The Partnerships leased 28 owned buildings to franchisees under operating leases. These 28 buildings are stated at cost, net of accumulated depreciation, on the balance sheet. A total of 109 buildings are leased primarily to franchisees under direct financing leases. The net investment in the direct financing leases represents the present value of the future minimum lease receipts for these 109 buildings. One property is not currently leased.

On December 31, 1995, there were 138 Partnership restaurant sites in operation, and there was one closed site. The Partnerships continue to seek a suitable tenant for the remaining site. The write-down of the closed site was $11,061 and $73,739 in 1994 and 1993, respectively.

5. GUARANTEED STOCK PRICE

Three properties were acquired on October 10, 1995, with a combination of cash and 54,167 partnership units. The partnership units are guaranteed to have a value of $24 per unit three years from the transaction date. The unit price on the date issued was $18 3/8. Any difference between the guaranteed value and the actual value of the units at the end of the three year period is to be paid in cash. These properties were recorded at the guaranteed value of the units discounted to reflect the present value on the date the units were issued.

6. LINE OF CREDIT

On December 31, 1995, $10,930,647 had been drawn on the $20 million line of credit. All properties are included as collateral on this line of credit. The interest rate floats at 1.8 percentage points above LIBOR. The LIBOR rate at December 31, 1995, was 5.375%. The line of credit also requires the Partnerships to maintain a tangible net worth in excess of $40,500,000, a debt to tangible net worth ratio of not more than 0.5 to 1, and a cash flow coverage ratio of not less than 2 to 1 based upon a Proforma Five Year Bank Debt Amortization. The $20 million line of credit matures on June 27, 1998.

7. INVESTMENTS AND COMMITMENTS AS LESSOR

The Partnerships lease land and buildings primarily to BKC franchisees. The building portions of most of the leases are direct financing leases while the land portions are operating leases. The leases generally provide for a term of 20 years from the opening of the related restaurant, and do not contain renewal options. The Partnerships, however, have agreed to renew a franchise lease if BKC renews or extends the lessee's franchise agreement. As of December 31, 1995, the remaining lease terms ranged from 1 to 28 years. The leases provide for minimum rents and contingent rents based on a percentage of each restaurant's sales, and require the franchisee to pay executory costs.

                                                   DIRECT
                                                  FINANCING    OPERATING
                                                   LEASES        LEASES
                                                 --------------------------
MINIMUM FUTURE LEASE RECEIPTS FOR YEARS
 ENDING DECEMBER 31:
 1996                                            $ 4,172,825  $ 4,957,086
 1997                                              4,115,977    4,943,011
 1998                                              3,810,947    4,886,906
 1999                                              3,018,938    4,599,365
 2000                                              2,056,720    3,798,127
 Later                                             2,602,150   19,086,897
                                                 --------------------------
                                                 $19,777,557  $42,271,392
                                                 --------------------------
                                                 --------------------------

                                                    1995          1994
                                                 --------------------------
NET INVESTMENT IN DIRECT FINANCING LEASES
 AT DECEMBER 31:
 Minimum future lease receipts                   $19,777,557  $ 23,950,382
 Estimated unguaranteed residual values            7,561,965     7,561,965
 Unearned amount representing interest            (7,968,507)  (10,274,915)
                                                 --------------------------
                                                 $19,371,015  $ 21,237,432
                                                 --------------------------
                                                 --------------------------

                                          Year ended December 31,
                                    ----------------------------------
                                       1995        1994        1993
                                    ----------------------------------
RENTAL INCOME:
  Minimum rental income             $3,583,609  $3,061,951  $3,029,998
  Contingent rental income           3,956,025   3,278,042   2,635,978
                                    ----------------------------------
                                    $7,539,634  $6,339,993  $5,665,976
                                    ----------------------------------
                                    ----------------------------------

If the restaurant properties are not adequately maintained during the term of the tenant leases, such properties may have to be rebuilt before the leases can be renewed, either by the Partnership as it considers necessary or pursuant to Burger King's successor policy. The successor policy, which is subject to change from time to time in Burger King's discretion, is intended to encourage the reconstruction, expansion, or other improvement of older Burger King restaurants and generally affects properties that are more than ten years old or are the subject of a franchise agreement that will expire within five years.

Under the current partnership agreement, Burger King can require that a restaurant property be rebuilt. If the tenant does not elect to undertake the rebuilding, the Partnership would be required to make the required improvement itself. However, as a condition to requiring the Partnership to rebuild, Burger King would be required to pay the Partnership its percentage share ("Burger King's Percentage Share") of the rebuilding costs. Such percentage share would be equal to (i) the average franchise royalty fee percentage rate payable to Burger King with respect to such restaurant, divided by (ii) the aggregate of such average franchise royalty fee percentage rate and the average percentage rate payable to the Partnership with respect to such restaurant property. The managing general partner believes that Burger King's Percentage Share would typically be 29% for a restaurant property.

The managing general partner believes it is unlikely that any material amount of rebuilding of Burger King restaurant properties will be required in the next several years, if ever.

8. COMMITMENTS

The land at 46 Properties and the land and buildings at 14 Properties are leased by the Partnerships from third party lessors. The building portions of the leases are generally capital leases while the land portions are operating leases. Commitment leases provide for an original term of 20 years and most are renewable at the Partnership's option. As of December 31, 1995, the remaining lease terms (excluding renewal option terms) ranged from 1 to 11 years. If all renewal options are taken into account, the terms ranged from 8 to 33 years. Rents payable may escalate during the original lease and renewal terms. For six properties, the leases provide for contingent rent based on each restaurant's sales.

                                                      CAPITAL     OPERATING
                                                      LEASES        LEASES
                                                    -------------------------
MINIMUM FUTURE LEASE OBLIGATIONS FOR YEARS
 ENDING DECEMBER 31:

 1996                                                $247,603    $1,357,289
 1997                                                 198,819     1,387,445
 1998                                                 139,610     1,349,357
 1999                                                  60,250     1,173,489
 2000                                                   4,328       938,647
 Later                                                  1,082     3,290,229
                                                    -------------------------

Total minimum obligations (a)                         651,692    $9,496,456
                                                                 ------------
                                                                 ------------
Amount representing interest                          (89,148)
                                                    ----------

Present value of minimum obligations                 $562,544
                                                    ----------
                                                    ----------


(A) MINIMUM LEASE OBLIGATIONS HAVE NOT BEEN REDUCED BY MINIMUM SUBLEASE
    RENTALS.

                                                Years ended December 31,
                                              1995        1994        1993
                                           ----------------------------------
RENTAL EXPENSE
 Minimum rental expense                    $1,303,666  $1,245,986  $1,213,564
 Contingent rental expense                    101,714     101,762      81,105
                                           ----------------------------------
                                           $1,405,380  $1,347,748  $1,294,669
                                           ----------------------------------
                                           ----------------------------------

On July 21, 1995, the managing general partner authorized the Partnership to repurchase up to 300,000 of its units in the open market. During 1995, 30,000 units were repurchased by the Partnership.

9. RECONCILIATION OF FINANCIAL REPORTING INCOME TO TAXABLE INCOME

Financial reporting income differs from taxable income primarily because generally accepted accounting principles reflect the building portion of leases from Partnerships to franchisees as a net investment in direct financing leases. For tax purposes, these leases are treated as operating leases. In addition, differences exist in depreciation methods and asset lives.

                                 FINANCIAL
                                 REPORTING   RECONCILING    TAXABLE
                                  INCOME     DIFFERENCES    INCOME
                                --------------------------------------
REVENUES FROM LEASED PROPERTIES:
 Rental income                   $7,539,634  $ 4,107,072   $11,646,706
 Amortization of unearned income
  on direct financing leases     2,240,655    (2,240,655)            -
                                --------------------------------------
                                 9,780,289     1,866,417    11,646,706
                                --------------------------------------
                                --------------------------------------

EXPENSES:
 Rent                            1,405,380      280,872      1,686,252
 Depreciation and amortization   1,540,900    1,396,966      2,937,866
 General and administrative      1,419,279            -      1,419,279
 Interest expense (income), net    192,142      (68,814)       123,328
                                --------------------------------------
                                 4,557,701    1,609,024      6,166,725
                                --------------------------------------
 Net income                     $5,222,588  $   257,393   $  5,479,981
                                --------------------------------------
                                --------------------------------------

10. RELATED PARTY TRANSACTIONS

The managing general partner is responsible for managing the business and affairs of the Partnerships. The Partnerships pay the managing general partner a non-accountable annual allowance (adjusted annually to reflect increases in the Consumer Price Index), plus reimbursement of out-of-pocket costs incurred to other parties for services rendered to the Partnerships. The allowance for the years ended December 31, 1995, 1994, and 1993, was $585,445, $542,508, and $528,000, respectively. The Partnerships' accounts payable balance includes $187,204 and $135,627 for this allowance as of December 31, 1995 and 1994, respectively. The managing general partner paid no out-of-pocket costs to other parties on behalf of the Partnerships during 1995, 1994, and 1993.

To compensate the Managing General Partner for its efforts and increased internal expenses with respect to additional properties, the Partnership will pay the Managing General Partner, with respect to each additional property purchased: (i) a one-time acquisition fee equal to one percent of the purchase price for such property and (ii) an annual fee equal to one percent of the purchase price for such property, adjusted for increases in the Consumer Price Index. For 1995, the one-time acquisition fee equaled $109,238 which was capitalized, and the increase in the non-accountable annual fee equaled $29,375. In addition, if the Rate of Return (as defined) on the Partnership's equity in all additional properties exceeds 12 percent per annum for any fiscal year, the Managing General Partner will be paid an additional fee equal to 25 percent of the cash flow received with respect to such additional properties in excess of the cash flow representing a 12 percent Rate of Return thereon. However, to the extent such distributions are ultimately received by the Managing General Partner in excess of those provided by its 1.98 percent Partnership interest, they will reduce the fee payable with respect to such excess flow from any additional properties.

In 1994, the Partnerships with the consent and financial participation of BKC, continued rent relief for three properties.

In 1993, the Partnerships sold two non-operating properties at slightly less than their book values to BKC. At that time, BKC was the special general partner and had an ownership interest of 0.02% in the Partnerships.

The managing general partner has agreed to make available to the Partnership an unsecured, interest-free, revolving line of credit in the principal amount of $500,000 to provide the Partnerships with the necessary working capital to minimize or avoid seasonal fluctuation in the amount of quarterly cash distributions. No loans were made or were outstanding at any time during the years ended December 31, 1995, 1994, and 1993.

A note receivable of $255,000 is due from Arkansas Restaurants #10 L.P. at December 31, 1995. The note receivable is due on September 1, 1996, and has an interest rate of 9.0% per annum.

As of December 31, 1995, the managing general partner owned 90% of Arkansas Restaurants #10 L.P..

On March 17, 1995 the limited partners granted the managing general partner options to acquire up to 400,000 units, subject to certain adjustments under anti-dilution provisions. The initial exercise price of each option is $15.50 which is the average closing price of the depository receipts for the units on the New York Stock Exchange for the five trading days immediately after the date of grant. The options are non-transferable except by operation of law and vest and become exercisable on the first anniversary of the date as of which the exercise price is determined, subject to earlier vesting and exercisability if the managing general partner is removed as general partner. The term of the options expires on the tenth anniversary of the date as of which the exercise price is determined.

11. DISTRIBUTIONS AND ALLOCATIONS

Under the amended partnership agreement, cash flow from operations of the Partnerships each year will be distributed 98.02% to the unitholders and 1.98% to the general partners until the unitholders have received a 12% simple (noncumulative) annual return for such year on the unrecovered capital per unit ($20.00, reduced by any prior distributions of net proceeds of capital transactions); then any cash flow for such year will be distributed 75.25% to the unitholders and 24.75% to the general partners until the unitholders have received a total simple (noncumulative) annual return for such year of 17.5% on the unrecovered capital per unit; and then any excess cash flow for such year will be distributed 60.40% to the unitholders and 39.60% to the general partners. The unitholders received 98.02% of all cash flow distributions for 1995 and 98% for 1994 and 1993.

Under the amended partnership agreement, net proceeds from capital transactions (for example, disposition of the Properties) will be distributed 98.02% to the unitholders and 1.98% to the general partners until the unitholders have received an amount equal to the unrecovered capital per unit plus 12.0% cumulative, simple return on the unrecovered capital per unit outstanding from time to time (to the extent not previously received from distribution of cash flow or proceeds of prior capital transactions); then such proceeds will be distributed 75.25% to the unitholders and 24.75% to the general partners until the unitholders have received the total cumulative, simple return of 17.5% on the unrecovered capital per unit; and then such proceeds will be distributed 60.40% to the unitholders and 39.60% to the general partners. There were no capital transactions in 1995 or 1994.

During 1993 two non-operating properties were sold at slightly less than their book values. Both dispositions were capital transactions and resulted in the special distributions to unitholders of 11 cents and 13 cents per unit on September 13, and December 13, 1993, respectively.

All operating income and loss of the Partnership for each year generally will be allocated among the partners in the same aggregate ratio as cash flow is distributed for that year. Gain and loss from a capital transaction generally will be allocated among the partners in the same aggregate ratio as proceeds of the capital transactions are distributed except to the extent necessary to reflect capital account adjustments.

12. SUMMARY BY QUARTER (UNAUDITED)

                                                        PER UNIT
                                            ------------------------------------------------------
                                                          RELATED*             MARKET PRICE
                                            ALLOCABLE      CASH        ---------------------------
                     REVENUES   NET INCOME  NET INCOME  DISTRIBUTIONS    HIGH      LOW    CLOSE
                    ------------------------------------------------------------------------------
1993
First quarter       $1,871,146  $  925,817     $0.20        $0.37       $14 7/8  $13 3/4  $14 1/2
Second quarter       2,116,827   1,146,078      0.24         0.48**      15       14       14 3/8
Third quarter        2,248,966   1,304,560      0.28         0.50**      16 7/8   14 3/8   16
Fourth quarter       2,094,704   1,151,143      0.24         0.37        17 3/8   15 1/2   16 1/8
                    ------------------------------------------------------------------------------

Annual              $8,331,643  $4,527,598     $0.96        $1.72**
                    -----------------------------------------------
                    -----------------------------------------------

1994
First quarter       $1,983,987  $1,099,981     $0.23        $0.39       $16 3/4  $15 7/8   $15 7/8
Second quarter       2,297,313   1,340,560      0.28         0.39        17 1/4   15 3/8    17 1/8
Third quarter        2,329,969   1,392,292      0.29         0.41        17 1/2   16 3/4    16 3/4
Fourth quarter       2,181,787   1,099,837      0.24         0.42        17 3/8   13        14 7/8
                    -----------------------------------------------

Annual              $8,793,056  $4,932,670     $1.04        $1.61
                    -----------------------------------------------
                    -----------------------------------------------

1995
First quarter       $2,122,620  $1,090,130     $0.23        $0.42       $16 1/2  $14 1/4    $16 1/8
Second quarter       2,494,818   1,406,993      0.30         0.42        17 1/8   15 3/4     17 1/8
Third quarter        2,592,283   1,495,433      0.32         0.43        18 7/8   16 3/4     18 3/8
Fourth quarter       2,570,568   1,230,032      0.25         0.44        20 1/4   18         19 3/4
                    -----------------------------------------------

Annual              $9,780,289  $5,222,588     $1.10        $1.71
                    -----------------------------------------------
                    -----------------------------------------------

 * REPRESENTS AMOUNTS DECLARED AND PAID IN THE FOLLOWING QUARTER.

** INCLUDES SPECIAL CASH DISTRIBUTIONS OF $0.11 FOR THE SECOND QUARTER AND $0.13 FOR THE THIRD QUARTER.

13. PROFORMA (UNAUDITED)

The 1995 acquisitions consisted of 16 properties that were valued at $10,731,187 based upon the purchase method of accounting. These properties were acquired on various dates from March 1995 through December 1995. Three of the properties were acquired with a combination of cash and 54,167 partnership units. The 54,167 partnership units are guaranteed to have a market value of $24 three years from the transaction date and have certain registration rights.

The following proforma information was prepared by adjusting the actual consolidated results of the Partnership for the years ended December 31, 1995 and 1994 for the effects of the 1995 acquisitions as if all such acquisitions and related financing transactions including the issuance of 54,167 units had occurred on January 1, 1994. Interest expense for proforma purposes was calculated assuming a 7.7% interest rate for both years presented, which approximates the rate the Partnership paid during 1995.

These proforma operating results are not necessarily indicative of what the actual results of operations of the Partnership would have been assuming all of the properties were acquired as of January 1, 1994, and they do not purport to represent the results of operations for future periods.

                                                   YEARS ENDED DECEMBER 31,
                                                   --------------------------
                                                       1995        1994
                                                   --------------------------
REVENUES FROM LEASED PROPERTIES:
 Rental income                                      $ 8,819,204  $ 8,049,916
 Amortization of unearned income on direct financing
  leases                                              2,240,655    2,453,063
                                                   --------------------------
        Total revenues                               11,059,859   10,502,979

EXPENSES
 Rent                                                 1,527,758    1,501,887
 Depreciation and amortization                        1,831,641    1,771,740
 Taxes, general and administrative                    1,533,251    1,292,359
 Interest expense (income), net                         879,172      877,104
 Provision for write down or disposition of
  properties                                                  -       11,061
                                                   --------------------------
        Total expenses                              $ 5,771,822  $ 5,454,151
                                                   --------------------------
                                                   --------------------------

 Net income                                         $ 5,288,037  $ 5,048,828
                                                   --------------------------
                                                   --------------------------
 Net income allocable to unitholders                $ 5,183,334  $ 4,947,851
                                                   --------------------------
                                                   --------------------------
 Average number of outstanding units                  4,679,715    4,689,167
                                                   --------------------------
                                                   --------------------------
 Net income per unit                                $      1.11   $     1.06
                                                   --------------------------
                                                   --------------------------

14. SUBSEQUENT EVENTS

In January 1996, 23 properties were purchased in six separate transactions. The total purchase price was $14 million which consisted of cash and 327,836 Partnership units. Among the properties acquired were 13 Burger Kings, 3 Dairy Queens, and 2 KFCs. Of the 327,836 units issued, 299,575 units have a guaranteed market price of $24 per unit within two years of the date issued, any difference being payable through issuance of additional partnership units. The units must be registered by the Partnership by January 1997, which will result in related registration costs. The remaining units have a guaranteed market price of $23 per unit within three years of the date issued, any difference being payable through issuance of additional partnership units. There is no registration requirement in respect to the latter units.

On February 15, 1996, the $20 million line of credit was increased to $40 million.

                   U.S. RESTAURANT PROPERTIES MASTER L.P.
                                  FORM 10-K
      SUPPLEMENTAL SCHEDULE: REAL ESTATE AND ACCUMULATED DEPRECIATION
                              DECEMBER 31, 1995

Real Estate:
               Balance At Beginning of Period                  $27,306,574
               Additions During Period:
                         Acquisitions Through Foreclosure               --
                         Other Acquisitions                      9,068,458
                         Improvements                                   --
                         Other                                          --


                Deductions During Period:
                         Cost of Real Estate Sold:                      --
                         Other                                          --
                                                               -----------

                Balance At Close of Period                     $36,375,032
                                                               -----------
                                                               -----------

Accumulated Depreciation:
                Balance At Beginning of Period                   2,343,919
                Additions During Period:
                           Depreciation Expense                    281,031

                Deductions During Period:
                           Accum. Depr. of Real Estate Sold             --
                                                               -----------

                Balance At Close of Period                     $ 2,624,950
                                                               -----------
                                                               -----------

                    EXHIBIT INDEX


2.1     Amended and Restated Purchase and Sale
        Agreement dated as of February 3, 1986.
        (Incorporated by reference to Exhibit 10(a) to Amendment No. 2 to the Registration Statement).

3.1 The original Certificate of Limited Partnership of U.S. Restaurant Properties Master L.P.
        (Incorporated by reference to Exhibit 4.3 to the Registration Statement). Amendments filed on July 1, 1994, November 7, 1994 and November
        30, 1994. (Incorporated by reference to Exhibit 3.1 to the Registrant's 10-K Annual
        Report for the year ended December 31, 1994.)

3.2     Second Amended and Restated Agreement of
        Limited Partnership of U.S. Restaurant
        Properties Master L.P. dated as of March 17,
        1995.  (Incorporated by reference to Exhibit
        3.2 to the Registrant's 10-K Annual Report for the year ended December 31, 1994.)

3.3     Certificate of Limited Partnership of U.S.
        Restaurant Properties Operating L.P.
        (Incorporated by reference to Exhibit 4.4 to the Registrant Statement.) Amendments filed on July 26, 1994 and November 30, 1994.
        (Incorporated by reference to Exhibit 3.3 to the Registrant's 10-K Annual Report for the year ended December 31, 1994.)

3.4     Second Amended and Restated Agreement of
        Limited Partnership of U.S. Restaurant
        Properties Operating  L.P. dated as of March
        17, 1995. (Incorporated by reference to Exhibit 3.4 to the Registrant's 10-K Annual
        Report for the year ended December 31, 1994.)

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

#10.3   Option Agreement, dated as of March 24,
        1995, between U.S. Restaurant Properties
        Master L.P. and QSV Properties Inc.
        (Incorporated by reference to Exhibit 10.3 to the Registrant's 10-K Annual Report for the year ended December 31, 1994.)

#10.4   Agreement between BKC and Robert J.
        Stetson regarding sale of QSV Properties
        Inc.  (Incorporated by reference to
        Exhibit 10.1 to the Registrant's 10-Q
        Report for the period ended June 30,
        1994.)

10.5    Letter re change of Registrar and Stock
        Transfer Agent. (Incorporated by reference to Exhibit 10.2 to the Registrant's 10-Q Report for the period ended September 30, 1994.)

*10.6   Amended and Restated Secured Loan
        Agreement dated as of February 15, 1996
        between Registrant and various banks.

12.1 Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 22.1 to the Registrant's 10-K Annual Report for the year ended December 31, 1994.)

27.1    Financial Data Schedule
__________________
*    Filed herewith.
#    Management compensatory document.