Form 10-Q
period 1996-03-31
U S RESTAURANT PROPERTIES MASTER L P
filed 1996-05-14
CIK 785994

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended March 31, 1996

                                    or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _______________ to __________________


                      Commission File Number 1-9079


              U.S. RESTAURANT PROPERTIES MASTER LIMITED PARTNERSHIP
      -----------------------------------------------------------------------
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

                                 214/387-1487
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

               Yes      X                         No
                   -----------                       -----------


     Depository Units (representing Limited Partnership Interests) outstanding
at May 13, 1996:            4,987,003

                       PART I.  FINANCIAL INFORMATION


ITEM 1.        FINANCIAL STATEMENTS

                   U.S. RESTAURANT PROPERTIES MASTER L.P.
                        CONSOLIDATED BALANCE SHEETS

                                                  MARCH 31,      DECEMBER 31,
                                                    1996             1995
                                                -----------     -------------
                                                (unaudited)
ASSETS
  Cash and equivalents                          $    18,526     $     7,127
  Receivables, net                                  924,402         951,095
  Purchase deposits                               2,070,529       1,791,682
  Prepaid expenses                                  284,552         315,189
  Notes receivable                                  348,238         268,654
  Net investment in direct financing leases      18,875,331      19,371,015
  Land                                           31,203,496      27,492,895
  Buildings and leasehold improvements, net      18,844,373       6,257,188
  Machines and equipment, net                       257,141         223,739
  Intangibles, net                               14,524,275      14,804,155
                                                -----------     -----------
                                                $87,350,863     $71,482,739
                                                -----------     -----------
                                                -----------     -----------

LIABILITIES AND PARTNERS' CAPITAL
  Accounts payable                              $   624,723     $   677,398
  Line of credit                                 21,226,000      10,930,647
  Capitalized lease obligations                     507,980         562,544

GENERAL PARTNER'S CAPITAL                         1,222,468       1,240,604
LIMITED PARTNERS' CAPITAL                        63,769,692      58,071,546
                                                -----------     -----------
                                                $87,350,863     $71,482,739
                                                -----------     -----------
                                                -----------     -----------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   U.S. RESTAURANT PROPERTIES MASTER L.P.
                     CONSOLIDATED STATEMENTS OF INCOME
                                (unaudited)

                                                  THREE MONTHS ENDED MARCH 31,
                                                     1996           1995
                                                  -----------     ------------
REVENUES FROM LEASED PROPERTIES:
  Rental income                                    $2,433,447      $1,539,963
  Amortization of unearned income
   on direct financing leases                         522,022         582,657
                                                   ----------      ----------
                   TOTAL REVENUES                   2,955,469       2,122,620

EXPENSES:
  Rent                                                411,521         336,496
  Depreciation and amortization                       534,037         336,576
  Taxes, general, and administrative                  369,638         369,668
  Interest expense (income), net                      317,588         (10,250)
                                                   ----------      ----------
                   TOTAL EXPENSES                   1,632,784       1,032,490
                                                   ----------      ----------
Net income                                         $1,322,685      $1,090,130
                                                   ----------      ----------
                                                   ----------      ----------
Net income allocable to unitholders                $1,296,496      $1,068,544
                                                   ----------      ----------
                                                   ----------      ----------
Average number of outstanding units                 4,903,008       4,635,000
                                                   ----------      ----------
                                                   ----------      ----------
Net income per unit                                $     0.26      $     0.23
                                                   ----------      ----------
                                                   ----------      ----------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  U.S. RESTAURANT PROPERTIES MASTER L.P.
               CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                               (unaudited)

                                    GENERAL       LIMITED
                                    PARTNER       PARTNERS         TOTAL
                                   ----------    -----------    -----------
Balance at December 31, 1995       $1,240,604    $58,071,546    $59,312,150
Net Income                             26,191      1,296,494      1,322,685
Units issued for property                   0      6,595,933      6,595,933
Cash Distributions                    (44,327)    (2,194,281)    (2,238,608)
                                   ----------    -----------    -----------
Balance at March 31, 1996          $1,222,468    $63,769,692    $64,992,160
                                   ----------    -----------    -----------
                                   ----------    -----------    -----------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     U.S. RESTAURANT PROPERTIES MASTER L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)

                                                     THREE MONTHS ENDED MARCH 31,
                                                     ----------------------------
                                                          1996          1995
                                                      -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                          $ 1,322,685   $ 1,090,130
  Adjustments to reconcile net income to net
   cash from operating activities:
    Depreciation and amortization                         535,088       336,576
    Amortization of deferred financing costs               10,285             0
    Marketable securities                                       0       853,791
    Decrease in receivables, net                           26,693        10,284
    Decrease in prepaid expenses                           30,637         2,851
    Reduction in net investment in
     direct financing leases                              495,684       448,728
    Decrease in accounts payable                          (52,675)     (200,792)
                                                      -----------   -----------
                                                        1,045,712     1,451,438
                                                      -----------   -----------
                                                        2,368,397     2,541,568

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchase of property                                 (9,926,741)   (1,228,399)
  Purchase of machines and equipment                      (39,901)       (6,779)
  Purchase deposits paid                                 (278,847)      (60,000)
  Increase in notes receivable                            (79,584)            0
                                                      -----------   -----------
                                                      (10,325,073)   (1,295,178)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Increase in loan origination costs                      (34,106)            0
  Reduction in capitalized lease obligations              (54,564)      (50,954)
  Proceeds from line of credit                         11,435,000       500,000
  Repayments of line of credit                         (1,139,647)            0
  Cash distributions                                   (2,238,608)   (1,986,025)
  Purchase special general partner interest                     0       (16,000)
                                                      -----------   -----------
                                                        7,968,075    (1,552,979)
                                                      -----------   -----------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS                11,399      (306,589)
CASH AND EQUIVALENTS AT BEGINNING OF QUARTER                7,127       680,646
                                                      -----------   -----------
CASH AND EQUIVALENTS AT END OF THE QUARTER            $    18,526   $   374,057
                                                      -----------   -----------
                                                      -----------   -----------
SUPPLEMENTAL DISCLOSURE:
  Interest paid during the quarter                    $   333,395   $    19,264
                                                      -----------   -----------
                                                      -----------   -----------
NON-CASH INVESTING ACTIVITIES:
  Fair value of units issued for property             $ 6,595,933   $         0
                                                      -----------   -----------
                                                      -----------   -----------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 U.S. RESTAURANT PROPERTIES MASTER L.P.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited)

1.  INTERIM UNAUDITED FINANCIAL INFORMATION

* ORGANIZATION - U.S. Restaurant Properties Master L.P. (Partnership), formerly Burger King Investors Master L.P., a Delaware limited partnership, was formed on December 10, 1985. The Partnership, through its 99.01% limited partnership interest in U.S. Restaurant Properties Operating L.P. (Operating Partnership), also a Delaware Limited Partnership which was formerly Burger King Operating Limited Partnership, acquired from Burger King Corporation
(BKC) in February 1986 an interest in 128 restaurant properties (Properties) owned or leased by BKC and leased or subleased on a net lease basis to BKC franchisees. (The Partnership is the sole limited partner of the Operating Partnership and the Partnership and the Operating Partnership are referred to collectively as the "Partnerships".) U.S. Restaurant Properties, Inc. is the managing general partner of the Partnerships.

In 1996, the Partnership established certain other operating entities consisting of U.S. Restaurant Properties Business Trust I and Restaurant Acquisition Corporation for business purposes which are included in the consolidation.

The Partnership may issue an unlimited number of units. The units outstanding as of March 31, 1996 and 1995 totaled 4,987,003 and 4,635,000, respectively.

* ACCOUNTING POLICIES - A summary of accounting policies followed by the Partnerships is included in the 1995 Annual Report. The Partnerships follow such policies in preparation of interim reports.

The financial statements have been prepared in accordance with generally accepted accounting principles (GAAP); however, this is not the basis for reporting taxable income to unitholders. The financial statements reflect the consolidated accounts of the Partnership after elimination of all inter-partnership transactions.

No federal and in most cases no state income taxes are reflected in the consolidated financial statements because partnerships are not taxable entities. The partners are responsible for reporting their allocable shares of taxable income or loss in their individual income tax returns.

The accompanying consolidated financial statements have been prepared in conformity with GAAP and should be read in conjunction with the Registrant's annual report for the year ended December 31, 1995. The results of operations for the three months ended March 31, 1996, are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

The consolidated balance sheet as of March 31, 1996 and the other consolidated financial information for the three months ended March 31, 1996 and 1995, are unaudited, but management of the Registrant believes that all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the Partnerships' consolidated financial position and result of operations for the periods have been included.

In March 1995, Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" was issued. The Partnerships adopted SFAS No. 121 in 1995. Long-lived assets include real, direct financing leases, and intangibles which are evaluated on an individual property basis. Based on the Partnership's policy for reviewing impairment of long-lived assets, there was no adjustment necessary to the accompanying consolidated financial statements.

In October 1995, Statement of Financial Accounting Standards No. 123 (SFAS), "Accounting for Stock-Based Compensation," was issued, effective for calendar year 1996. This Statement applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees.
Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The Partnership has implemented the provisions of this statement in 1996. The Partnership has elected to account for stock-based compensation as provided by Accounting Principles Board Opinion No. 25, which is an acceptable determinative under SFAS No. 123.

* RELATED PARTY TRANSACTIONS - The managing general partner, U.S. Restaurant Properties, Inc., is responsible for managing the business and affairs of the Partnerships. The Partnerships pay the managing general partner a non-accountable annual allowance (adjusted to reflect increases in the Consumer Price Index and additions to the property portfolio), plus reimbursement of out-of-pocket costs incurred by other parties for service rendered to the Partnerships. The allowance for the quarter ended March 31, 1996 was $198,681 compared to $139,018 at March 31, 1995. The managing general partner also receives a 1% finders fee on all acquisitions, which amounted to $154,251 for the quarter ended March 31, 1996 compared to $12,100 in the quarter ended March 31, 1995.

A note receivable of $300,000 is due from Arkansas Restaurants #10 L.P. at March 31, 1996. The note receivable is due on September 30, 1996, and has an interest rate of 9.0% per annum. As of March 31, 1996, the managing general partner of the Partnership owned 90% of Arkansas Restaurants #10 L.P.

On March 17, 1995 the limited partners authorized the grant to the managing general partner of 10-year options to acquire up to 400,000 units. See Note 4, Option Agreement.

2. PROPERTY PURCHASES - During the first quarter the Partnership completed the purchase of 24 properties. Nine of the properties were purchased for a cash price of $4,426,264. These properties included three Dairy Queens, two KFCs and a Pizza Inn. Fifteen of the properties were purchased for a combination of cash and units. The total purchase price included $5,500,477 in cash and 327,836 units with a guaranteed value of $7,839,800. Of the 327,836 partnership units issued, 28,261 units are guaranteed to have a market value of $23 three years from the transaction date and 299,575 partnership units are guaranteed to have a market value of $24 two years from that transaction date. All 327,836 units have certain registration rights. The properties included thirteen Burger Kings, one Sizzler, and one Taco Cabana. The allocation of the cost of the properties purchased is done on a preliminary basis during the year and will be finalized at year end.

In the normal course of business, the Partnership may sign purchase agreements to acquire restaurant properties. Such agreements become binding obligations upon the completion of a due diligence period ranging usually from 15-30 days.

On March 31, 1996, purchase deposits included earnest money amounting to $1,779,000 was on deposit for the purchase of 29 Burger Kings, five Schlotskys', 37 Dairy Queens, 27 Hardees, and nine Pizza Huts.

3. REVOLVING CREDIT FACILITY - The revolving credit facility with Comerica Bank-Texas was increased on February 15, 1996 from $20,000,000 to $40,000,000 and was co-written by Compass Bank-Dallas. This revolving credit facility terminates on June 27, 1998. The interest rate is the lower of LIBOR plus 180 basis points or the prime rate which was 8.25% on March 31, 1996. There is an unused line of credit fee of .25% per annum on the average daily excess of the commitment amount over the aggregate unpaid balance of the revolving loan is charged and is payable on a quarterly basis. The revolving credit facility is secured by substantially all of the Partnership's assets. In addition to various reporting requirements mandated under the secured loan agreement, the Partnership must also maintain a tangible net worth in excess of $40,500,000; a debt to tangible net worth ratio of not more than 1.0 to 1.0 and cash flow coverage ratios of not less than (a) 1.2 to 1.0 based upon a Pro Forma Five Year Bank Debt Amortization and (b) 2.75 to 1.0 based upon a Pro Forma Twenty Year Bank Debt Amortization schedule.

4. OPTION AGREEMENT - In accordance with Section 5.05(a) of the Second Amended and Restated Agreement of the Limited Partnership, the Partnership granted to the Managing General Partner options (the "Options") to purchase 400,000 units at an exercise price of $15.50 per unit. On the grant date, March 17,1995, the Partnership units closed at $15.00 per unit. The Options are fully vested and exercisable, and will expire on March 24, 2006. The Options may be exercised in full or in part at any time during the 10 year period and any unexercised portion remains exercisable until the expiration date. Upon exercise of the options, the option price will be accounted for as a contribution of capital. The effect of the Options issued and outstanding is dilutive. For the three months ended March 31, 1996, the dilutive amount is immaterial.

5. VALUATION/ALLOWANCE ACCOUNTS - Certain balance sheet captions appearing in the Consolidated Balance Sheets for the First Quarter of 1996 are comprised as follows:

                                                MARCH 31,     DECEMBER 31,
                                                  1996            1995
                                               -----------    ------------
Receivables, net:
   Other receivables                           $ 1,041,293    $ 1,067,986
   Less allowance for doubtful accounts            116,891        116,891
                                               -----------    -----------
                                               $   924,402    $   951,095
                                               -----------    -----------
                                               -----------    -----------

Buildings, net:
   Buildings and leasehold improvements        $21,694,210    $ 8,882,138
   Less accumulated depreciation                 2,849,837      2,624,950
                                               -----------    -----------
                                               $18,844,373    $ 6,257,188
                                               -----------    -----------
                                               -----------    -----------

Intangibles, net:
   Intangibles                                 $28,224,300    $28,178,508
   Less accumulated amortization                13,700,025     13,374,353
                                               -----------    -----------
                                               $14,524,275    $14,804,155
                                               -----------    -----------
                                               -----------    -----------

6. REPURCHASE OF PARTNERSHIP UNITS - In July 1995, the Partnership announced its intention to repurchase up to 300,000 units. Through March 31, 1996, the Partnership purchased 30,000 units. No further repurchases have been made or are contemplated.

7. SUBSEQUENT EVENTS - On April 22, 1996 the board of directors of the managing general partner declared a cash distribution of $.47 per unit. The cash distribution is payable on June 13, 1996 to unitholders of record on June 6, 1996.

In April 1996, two Pizza Hut properties and one Hardees property were purchased for $420,000 and $546,000, respectively. In May 1996, 37 Dairy Queen properties were purchased for $11,000,000 and 29 Burger King properties were purchased for $17,325,000. All of the purchase prices are exclusive of the 1% paid to the managing general partner and other closing costs.

On April 19, 1996, the Partnership filed a registration statement with the Securities and Exchange Commission to register 1,800,000 partnership units to be sold in the public market. The Partnership also granted an option to the underwriters for 270,000 units to cover over allotments. The registration statement has not yet become effective.

On April 29, 1996, U.S. Restaurant Properties Business Trust I, a financing subsidiary of the Partnership closed on a $20 million credit facility with Morgan Keegan Mortgage Company, Inc., of which approximately $10,600,000 has been drawn. The Morgan Keegan credit facility bears interest at a rate of 3 percentage points in excess of LIBOR. The interest is payable monthly, and the final maturity date is November 30, 1996. The Morgan Keegan credit facility is nonrecourse to the Partnership and is secured by approximately $30 million of real properties owned by the U.S. Restaurant Properties Business Trust I.

On May 1, 1996, a restaurant property located in Wenatchee, WA was sold for $825,000 at a gain. The sales price consisted of $82,500 in cash plus a $742,500 installment note receivable. The note receivable is due in 30 monthly installments with an interest rate of 9.25 percent per annum.

8. PROFORMA (UNAUDITED) - Since January 1, 1995, the Partnership acquired 40 properties. The proforma revenues, net income, and net income per unit assuming these properties were purchased January 1, 1995 is as follows.

The proforma information was prepared by adjusting the actual consolidated results of the Partnership for the quarter ended March 31, 1995 and 1996 and for the effects of the 1995 and 1996 acquisitions as if all acquisitions and related financing transactions occurred on January 1, 1995.

These proforma operating results are not necessarily indicative of what the actual results of operations of the Partnership would have been assuming all of the properties were acquired as of January 1, 1995, and do not purport to represent the results of operations for future periods.

                                                         THREE MONTHS
                                                        ENDED MARCH 31,
                                                    -----------------------
                                                       1996         1995
                                                    ----------   ----------
REVENUES FROM LEASED PROPERTIES:
Rental income                                       $2,562,164   $2,476,988
Amortization of unearned income on direct
 financing leases                                      522,022      582,657
                                                    ----------   ----------
    Total revenues                                   3,084,186    3,059,645

EXPENSES:
Rent                                                   420,152      408,477
Depreciation and amortization                          561,266      570,762
Taxes, general and administrative                      385,556      447,879
Interest expense (income), net                         373,978      388,795
                                                    ----------   ----------
    Total expenses                                   1,740,952    1,815,913
                                                    ----------   ----------

Net income                                          $1,343,234   $1,243,732
                                                    ----------   ----------
                                                    ----------   ----------
Net income allocable to unitholders                 $1,316,638   $1,219,106
                                                    ----------   ----------
                                                    ----------   ----------
Average number of outstanding units                  4,987,003    5,017,003
                                                    ----------   ----------
                                                    ----------   ----------
Net income per unit                                 $     0.26   $     0.24
                                                    ----------   ----------
                                                    ----------   ----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUES: For the Quarter ended March 31, 1996, rental revenues increased 39% over the previous year. Comparable store sales growth was 7%. ("Comparable store sales growth" is the increase in sales at those restaurants open for the entire reporting period in both the current and prior year.) Management believes the growth reflects improvements in the overall performance of the Burger King system, and efforts with selected tenants to improve their restaurant's sales. The table below compares revenue from leased properties
(GAAP) to gross rental receipts.

                                                       (UNAUDITED)
                                              THREE MONTHS ENDED MARCH 31,
                                              ----------------------------
                                                   1996         1995
                                                ----------   ----------
Gross rental receipts                           $3,451,153   $2,571,348
Revenue from leased properties (GAAP)           $2,955,469   $2,122,620


TAXES, GENERAL AND ADMINISTRATIVE EXPENSES: Expenses in 1996 remained constant from the same quarter in 1995. Expenses in the first quarter of 1995 were $369,668 compared to $369,638 in 1996. An increase in the management fee of $87,647 for the quarter and expenses that directly correspond to the active growth of the Partnership in the first quarter of 1996 was offset by non recurring costs relating to the proxy in the first quarter of 1995. Depreciation expense increased 59% which related to the property acquisitions as well as the 22% increase in ground lease expense. There was an increase in interest expense of $314,131 due to the financing of acquisitions.

LIQUIDITY: For the three months ended March 31, 1996 cash flows from operating activities equaled $2,368,397 and the Partnership's net borrowings under its line of credit amounted to $10,295,353. These cash proceeds were used primarily to fund distributions of $2,238,608 and to pay the $9,926,697 cash portion of the purchase price of 24 properties acquired in the first quarter and purchase deposits of $278,847. At this time there is adequate liquidity to continue operations as well as to fund additional property purchases.

On March 31, 1996 the balance available on the Comerica Bank-Texas $40,000,000 credit line facility equaled $18,459,156.

                        PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a)  There were no reports on Form 8-K filed during the quarter.

        b) 10.1 Amended and Restated Secured Loan Agreement dated as of February 15, 1996 between the Registrant and various banks, filed as Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               U.S. RESTAURANT PROPERTIES MASTER L.P.
                                 By U.S. RESTAURANT PROPERTIES, INC.
                                      Managing General Partner


Dated:                         By
      ---------------------       ------------------------------------------
                                            Robert J. Stetson
                                            President and C.E.O.
                                            Principal Financial Officer