Form 10-K405/A
period 1995-12-31
U S RESTAURANT PROPERTIES MASTER L P
filed 1996-05-23
CIK 785994

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-K/A

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

                                     PART I

ITEM 1.  BUSINESS

      Reference is made to the information set forth under the caption entitled "Business and Properties" in Amendment No. 1 to the Registration Statement on Form S-3 (Registration No. 333-02675) filed by U.S. Restaurant Properties Master L.P. (the "Partnership") with the Securities and Exchange Commission (the "Commission") pursuant to the Securities Act of 1933, as amended, which is incorporated herein by reference.

ITEM 2.  PROPERTIES

      Reference is made to the information set forth under the caption entitled "Business and Properties" in Amendment No. 1 to the Registration Statement on Form S-3 (Registration No. 333-02675) filed by the Partnership with the Commission pursuant to the Securities Act of 1933, as amended, which is incorporated herein by reference.

                                 PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Reference is made to the information set forth under the captions entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview," "- Comparison of Year Ended December 31, 1995 to Year Ended December 31, 1994," "- Comparison of Year Ended December 31, 1994 to
Year Ended December 31, 1993," and "- Liquidity and Capital Resources" in Amendment No. 1 to the Registration Statement on Form S-3 (Registration No. 333-02675) filed by the Partnership with the Commission pursuant to the Securities Act of 1933, as amended, which is incorporated herein by reference.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

      The Partnership is a limited partnership (of which U.S. Restaurant Properties, Inc. is the Managing General Partner) and has no directors or officers. The executive officers of the Managing General Partner are Robert
J. Stetson, President and Chief Executive Officer, and Fred H. Margolin, Chairman of the Board, Secretary and Treasurer. They have served in such positions and as directors since the acquisition of the Managing General Partner on May 27, 1994. Messrs. Stetson and Margolin are controlling stockholders and serve as executive officers and directors of the Managing General Partner (subject to election by its board of directors). The following is a biographical summary of the experience of the directors and executive officers of the Managing General Partner.

     ROBERT J. STETSON. Mr. Stetson is the President, Chief Executive Officer and a director of the Managing General Partner. Since 1978, Mr. Stetson has been primarily engaged in restaurant chain management, including the acquisition and management of restaurant properties. Prior to 1987, Mr. Stetson served in several positions with PepsiCo Inc. and its subsidiaries, including Chief Financial Officer of Pizza Hut. From 1987 until 1992, Mr. Stetson served as a senior executive in restaurant and retailing subsidiaries of Grand Metropolitan PLC, the ultimate parent corporation of Burger King. During this period, Mr. Stetson served as the Chief Financial Officer and later President - Retail Division of Burger King and Chief Financial Officer and later Chief Executive Officer of Pearle Vision. As Chief Financial Officer of Burger King, Mr. Stetson was responsible for managing more than 750 restaurants that Burger King leased to tenants. Mr. Stetson is also a director of Bayport Restaurant Group and Bugaboo Creek Steakhouse Inc., both publicly-traded restaurant companies. Mr. Stetson received a Bachelor of Arts degree from Harvard College and an M.B.A. from Harvard Business School. Mr. Stetson is 45 years old.

     FRED H. MARGOLIN. Mr. Margolin is the Chairman, Secretary, Treasurer and a director of the Managing General Partner. In 1977, Mr. Margolin founded Intercon General Agency, a national insurance agency specializing in the development and marketing of insurance products for financial institutions. Mr. Margolin served as the Chief Executive Officer of Intercon General Agency from its inception until its sale to a public company in 1982. In 1979, Mr. Margolin founded and became the President of American Eagle Premium Finance Company, one of the largest independent premium finance companies in Texas. From 1982 through 1988, Mr. Margolin developed and then leased or sold shopping centers having an aggregate cost of approximately $50,000,000. Mr. Margolin received a Bachelor of Science degree from the Wharton School of the University of Pennsylvania and an M.B.A. from Harvard Business School. Mr. Margolin is 46 years old.

     GERALD H. GRAHAM. Mr. Graham is a director of the Managing General Partner. Mr. Graham is a professor and the Dean of the Barton School of Business at Wichita State University. Mr. Graham is 58 years old.

     DAVID K. ROLPH. Mr. Rolph is a director of the Managing General Partner. Mr. Rolph is the President of the Tex-Mex restaurant chain, "Carlos O'Kellys" and the Vice President of Sasnak Management Corp., a restaurant management company. Mr. Rolph is 47 years old.

     DARREL L. ROLPH. Mr. Rolph is a director of the Managing General Partner. Mr. Rolph is the Secretary of "Carlos O'Kellys" and the President of the Sasnak Management Corp., a restaurant management company. Mr. Rolph is 59 years old.

     EUGENE G. TAPER. Mr. Taper is a director of the Managing General Partner. Mr. Taper is a certified public accountant and a business consultant and retired partner, since 1993, of Deloitte & Touche LLP, an international public accounting firm. Mr. Taper is 59 years old.

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

     The year end report is not required to be filed if there are no previously unreported transactions or holding to report. Nevertheless, the Partnership is required to disclose the names of directors, executive officers and greater than 10 percent owners who did not file the year end report, unless the Partnership has received a written statement that no filing was required. As of the date of this report, the Partnership has not received any such statements.

ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership pays the Managing General Partner a non-accountable (no support is required for payment) annual allowance designed to cover the costs that the Managing General Partner incurs in connection with the management of the Partnership and the Properties (other than reimbursements for out-of-pocket expenses paid to third parties). The allowance is adjusted annually to reflect any cumulative increases in the Consumer Price Index occurring after January 1, 1986, and was $585,445 for the year ended December 31, 1995. The allowance is paid quarterly, in arrears.

     In addition, to compensate the Managing General Partner for its efforts and increased internal expenses resulting from additional properties, the Partnership will pay the Managing General Partner, with respect to each additional property purchased: (i) a one-time acquisition fee equal to 1% of the purchase price for such property and (ii) an annual fee equal to 1% of the purchase price for such property, adjusted for increases in the Consumer Price Index. For 1995, the one-time acquisition fee equaled $109,238 which was capitalized and the increased annual fee equaled $29,375. In addition, if the Rate of Return (as defined in the Partnership Agreement) on the Partnership's equity in all additional properties exceeds 12% per annum for any fiscal year, the Managing General Partner will be paid an additional fee equal to 25% of the cash flow received with respect to such additional properties in excess of the cash flow representing a 12% rate of return thereon. However, to the extent the Managing General Partner receives distributions in excess of those provided by its 1.98% Partnership interest, such distributions will reduce the fee payable with respect to such excess cash flow from any additional properties. See "Partnership Allocations" under "Item 1. Business." Except as provided above, such payments are in addition to distributions made by the Partnership to the Managing General Partner in its capacity as a partner in the Partnership. The Partnership may pay or reimburse the Managing General Partner for payments to affiliates for goods or other services if the price and the terms for providing such goods or services are fair to the Partnership and not less favorable to the Partnership than would be the case if such goods or services were obtained from or provided by an unrelated third party.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Managing General Partner is responsible for managing the business and affairs of the Partnership. The Partnership pays the Managing General Partner a non-accountable (no support is required for payment) annual allowance (adjusted annually to reflect increases in the Consumer Price Index), plus reimbursement of out-of-pocket costs incurred to other parties for services rendered to the Partnership. The allowance for the years ended December 31, 1993, 1994, and 1995 was $528,000, $542,508, and $585,445, respectively. The allowance is payable quarterly, in arrears. The Partnership's accounts payable balance includes $187,204 and $135,627 for this allowance as of December 31, 1995 and 1994, respectively. The Managing General Partner paid no out-of-pocket costs to other parties on behalf of the Partnership during 1993, 1994, and 1995.

     To compensate the Managing General Partner for its efforts and increased internal expenses with respect to additional properties, the Partnership will pay the Managing General Partner, with respect to each additional property purchased: (i) a one-time acquisition fee equal to one percent of the purchase price for such property and (ii) an annual fee equal to one percent of the purchase price for such property, adjusted for increases in the Consumer Price Index. For 1995, the one-time acquisition fee equaled $109,238, which was capitalized, and the increase in the non-accountable annual fee for 1995 equaled $29,375. In addition, if the Rate of Return (as defined) on the Partnership's equity in all additional properties exceeds 12 percent per annum for any fiscal year, the Managing General Partner will be paid an additional fee equal to 25 percent of the cash flow received with respect to such additional properties in excess of the cash flow representing a 12 percent Rate of Return thereon. However, to the extent such distributions are ultimately received by the Managing General Partner in excess of those provided by its 1.98 percent Partnership interest, they will reduce the fee payable with respect to such excess flow from any additional properties.

     Pursuant to the terms of the Partnership Agreement, the Managing General Partner is required to make available to the Partnership an unsecured, interest-free, revolving line of credit in the principal amount of $500,000 to provide the Partnership with the necessary working capital to minimize or avoid seasonal fluctuation in the amount of quarterly cash distributions. No loans were made or were outstanding at any time during the years ended December 31, 1993, 1994, and 1995. For further information, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     A note receivable of $255,000 from Arkansas Restaurants #10 L.P. was outstanding at December 31, 1995. The note receivable is due on September 1, 1996, and has an interest rate of 9.0% per annum. As of December 31, 1995, the Managing General Partner owned 90% of Arkansas Restaurants #10 L.P.

     On March 17, 1995, the limited partners granted the Managing General Partner options to acquire up to 400,000 units, subject to certain adjustments under anti-dilution provisions. The initial exercise price of each option is $15.50 which is the average closing price of the depository receipts for the Units on the New York Stock Exchange for the five trading days immediately after the date of grant. The options are non-transferable except by operation of law and are currently fully exercisable. The options expire on the tenth anniversary of the date as of which the exercise price is determined.

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 23, 1996             U.S. RESTAURANT PROPERTIES MASTER L.P.

                                By:  U.S. RESTAURANT PROPERTIES, INC.,
                                     its Managing General Partner


                                     By: s/Robert J. Stetson
                                         -------------------
                                         Robert J.  Stetson
                                         President, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:

    SIGNATURE                     TITLE                         DATE
    ---------                     -----                         ----

s/Robert J. Stetson      Director of U.S. Restaurant          May 23, 1996
- -------------------      Properties, Inc. (Principal
Robert J. Stetson        Executive Officer, Chief Financial
                         Officer and Principal Accounting
                         Officer)

s/Fred H. Margolin       Director of U.S. Restaurant          May 23, 1996
- ------------------       Properties, Inc.
Fred H. Margolin

s/Eugene G. Taper        Director of U.S. Restaurant          May 23, 1996
- -----------------        Properties, Inc.
Eugene G. Taper

s/Gerald H. Graham       Director of U.S. Restaurant          May 23, 1996
- ------------------       Properties, Inc.
Gerald H. Graham

s/Darrel Rolph           Director of U.S. Restaurant          May 23, 1996
- --------------           Properties, Inc.
Darrel Rolph

s/David Rolph            Director of U.S. Restaurant          May 23, 1996
- -------------            Properties, Inc.
David Rolph

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

10.6 Amended and Restated Secured Loan Agreement dated as of February 15, 1996 between Registrant and various banks. (Incorporated by reference to Exhibit 10.6 to the Registrant's 10-K Annual Report for the year ended December 31, 1995.)

10.7 Demand Promissory Note dated as of August 15, 1995, executed by Arkansas Restaurants #10 L.P. for the benefit of U.S. Restaurant Properties Operating L.P. (Incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-3, Registration No. 333-02675.)

10.8 Mortgage Warehouse Facility dated as of May 1996 between the Registrant and Morgan Keegan Mortgage Company, Inc. (Incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-3, Registration No. 333-02675.)

12.1    Subsidiaries of the Registrant. (Incorporated by reference to Exhibit
        22.1 to the Registrant's 10-K Annual Report for the year ended December 31, 1994.)

27.1    Financial Data Schedule
__________________
#    Management compensatory document.