Form 10-K405/A
period 1995-12-31
U S RESTAURANT PROPERTIES MASTER L P
filed 1996-06-12
CIK 785994

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

                       DOCUMENTS INCORPORATED BY REFERENCE

   Certain information required by Parts I, II and III of the Annual Report is incorporated by reference from the Registrant's Registration Statement on Form S-3 (Registration No. 333-02675).

                                     PART I

ITEM 1.  BUSINESS

      Reference is made to the information set forth under the caption entitled "Business and Properties" located at pages 28-39 in Amendment No. 2 to the Registration Statement on Form S-3 (Registration No. 333-02675) filed by U.S. Restaurant Properties Master L.P. (the "Partnership") with the Securities and Exchange Commission (the "Commission") pursuant to the Securities Act of 1933, as amended, which is incorporated herein by reference.

   Reference is made to the information set forth under the caption "Risk Factors - Conflicts of Interest" located at page 10 in Amendment No. 2 to the Registration Statement on Form S-3 (Registration No. 333-02675) filed by U.S. Restaurant Properties Master L.P. (the "Partnership") with the Securities and Exchange Commission (the "Commission") pursuant to the Securities Act of 1933, as amended, which is incorporated herein by reference.

ITEM 2.  PROPERTIES

      Reference is made to the information set forth under the caption entitled "Business and Properties" located at pages 28-39 in Amendment No. 2 to the Registration Statement on Form S-3 (Registration No. 333-02675) filed by the Partnership with the Commission pursuant to the Securities Act of 1933, as amended, which is incorporated herein by reference.

   Reference is made to the information set forth under the caption "Risk Factors - Conflicts of Interest" located at page 10 in Amendment No. 2 to the Registration Statement on Form S-3 (Registration No. 333-02675) filed by the Partnership with the Commission pursuant to the Securities Act of 1933, as amended, which is incorporated herein by reference.

                                 PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Reference is made to the information set forth under the captions entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview," "- Comparison of Year Ended December 31, 1995 to Year Ended December 31, 1994," "- Comparison of Year Ended December 31, 1994 to Year Ended December 31, 1993," and "- Liquidity and Capital Resources" located at pages 24-27 in Amendment No. 2 to the Registration Statement on Form S-3 (Registration No. 333-02675) filed by the Partnership with the Commission pursuant to the Securities Act of 1933, as amended, which is incorporated herein by reference.

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

   Reference is made to the information set forth under the caption "Risk Factors - Conflicts of Interest" located at page 10 in Amendment No. 2 to the Registraaton Statement on Form S-3 (Registration No. 333-02675) filed by the Partnership with the Commission pursuant to the Securities Act of 1933, as amended, which is incorporated herein by reference.

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  June 11, 1996            U.S. RESTAURANT PROPERTIES MASTER L.P.

                                By:  U.S. RESTAURANT PROPERTIES, INC.,
                                     its Managing General Partner


                                     By: s/Robert J. Stetson
                                         -------------------
                                         Robert J.  Stetson
                                         President, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:

    SIGNATURE                     TITLE                         DATE
    ---------                     -----                         ----

s/Robert J. Stetson      Director of U.S. Restaurant          June 11, 1996
- -------------------      Properties, Inc. (Principal
Robert J. Stetson        Executive Officer, Chief Financial
                         Officer and Principal Accounting
                         Officer)

s/Fred H. Margolin       Director of U.S. Restaurant          June 11, 1996
- ------------------       Properties, Inc.
Fred H. Margolin

s/Eugene G. Taper        Director of U.S. Restaurant          June 11, 1996
- -----------------        Properties, Inc.
Eugene G. Taper

s/Gerald H. Graham       Director of U.S. Restaurant          June 11, 1996
- ------------------       Properties, Inc.
Gerald H. Graham

s/Darrel Rolph           Director of U.S. Restaurant          June 11, 1996
- --------------           Properties, Inc.
Darrel Rolph

s/David Rolph            Director of U.S. Restaurant          June 11, 1996
- -------------            Properties, Inc.
David Rolph

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

27.1    Financial Data Schedule

99.1 Certain pages from Amendment No. 2 to the Registrant's Registration Statement on Form S-3 (Registration No. 333-02675.)
__________________
#    Management compensatory document.