Form 10-Q
period 1996-06-30
U S RESTAURANT PROPERTIES MASTER L P
filed 1996-08-13
CIK 785994

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 1996

                                     or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from _______________ to __________________


                       Commission File Number 1-9079


            U.S. RESTAURANT PROPERTIES MASTER LIMITED PARTNERSHIP
            (Exact name of registrant as specified in its charter)

             DELAWARE                                   41-1541631
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                  Identification No.)


          5310 HARVEST HILL RD., STE. 270, LB 168, DALLAS, TEXAS 75230
           (Address principal executive offices, including zip code)

                                 214/387-1487
             (Registrant's telephone number, including area code)


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

                  Yes  X                         No
                      ---                           ---


     Depository Units (representing Limited Partnership Interests) outstanding
     at July 31, 1996:           6,819,003

            U.S. RESTAURANT PROPERTIES MASTER LIMITED PARTNERSHIP


PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Balance Sheets as of June 30, 1996
                (unaudited) and December 31, 1995.................................  3

               Consolidated Statements of Income for the Three
                months ended June 30, 1996 and 1995 (unaudited)...................  4

               Consolidated Statements of Income for the Six months
                ended June 30, 1996 and 1995 (unaudited)..........................  4

               Consolidated Statement of Partners' Capital for the Six months ended June 30, 1996 (unaudited)...................................  5

               Consolidated Statements of Cash Flows for the Six months
                ended June 30, 1996 and 1995 (unaudited)..........................  6

               Notes to Consolidated Financial Statements (unaudited).............  7

     Item 2.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations......................................... 12


PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K................................... 14

                       PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                   U.S. RESTAURANT PROPERTIES MASTER L.P.
                        CONSOLIDATED BALANCE SHEETS
                                 ($000'S)

                                               June 30,      December 31,
                                                 1996            1995
                                               ---------     ------------
                                               (unaudited)
ASSETS
  Cash and equivalents                         $     14         $     7
  Receivables, net                                1,239             951
  Purchase deposits                                 109           1,792
  Prepaid expenses                                  388             315
  Notes receivable                                3,798             269
  Net investment in direct financing leases      18,144          19,371
  Land                                           39,806          27,493
  Buildings and leasehold improvements, net      61,070           6,257
  Machines and equipment, net                     2,911             224
  Intangibles, net                               14,489          14,804
                                               --------         -------
                                               $141,968         $71,483
                                               --------         -------
                                               --------         -------


LIABILITIES AND PARTNERS' CAPITAL
  Accounts payable                             $  1,190         $   677
  Deferred gain on sale of property                 590               0
  Line of credit                                 35,065          10,931
  Capitalized lease obligations                     458             563

GENERAL PARTNER'S CAPITAL                         1,212           1,241
LIMITED PARTNERS' CAPITAL                       103,453          58,071
                                                --------        -------
                                                $141,968        $71,483
                                                --------        -------
                                                --------        -------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   U.S. RESTAURANT PROPERTIES MASTER L.P.
                     CONSOLIDATED STATEMENTS OF INCOME
                                 ($000'S)
                               (unaudited)

                                             THREE MONTHS ENDED   SIX MONTHS ENDED
                                                 JUNE 30,              JUNE 30,
                                             -------------------------------------
                                               1996      1995      1996      1995
                                             -------    -------   ------    ------
REVENUES FROM LEASED PROPERTIES:
       Rental income                          $3,805    $1,925    $6,238    $3,465
       Amortization of unearned income
             on direct financing leases          504       570     1,026     1,152
                                              ------    ------    ------    ------
                 TOTAL REVENUES                4,309     2,495     7,264     4,617


EXPENSES:
       Rent                                      486       348       897       685
       Depreciation and amortization             841       349     1,375       685
       Taxes, general, and administrative        481       382       851       752
       Interest expense (income), net            639         8       957        (2)
                                              ------    ------    ------    ------
                 TOTAL EXPENSES                2,447     1,087     4,080     2,120
                                              ------    ------    ------    ------
Net income                                    $1,862    $1,408    $3,184    $2,497
                                              ------    ------    ------    ------
                                              ------    ------    ------    ------
Net income allocable to unitholders           $1,825    $1,379    $3,121    $2,448
                                              ------    ------    ------    ------
                                              ------    ------    ------    ------
Average number of outstanding units
(Primary)                                      5,512     4,635     5,209     4,635
                                              ------    ------    ------    ------
                                              ------    ------    ------    ------
Net income per unit                           $  .33    $  .30    $  .60    $  .53
                                              ------    ------    ------    ------
                                              ------    ------    ------    ------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   U.S. RESTAURANT PROPERTIES MASTER L.P.
                CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                  ($000'S)
                                 (unaudited)


                                     General     Limited
                                     Partner     Partners      Total
                                     -------    ---------    --------
Balance at December 31, 1995         $1,241     $ 58,071     $ 59,312
Net Income                               63        3,121        3,184
Units issued for cash                     0       40,203       40,203
Units issued for property                 0        6,596        6,596
Cash Distributions                      (92)      (4,538)      (4,630)
                                     ------     --------     --------

Balance at June 30, 1996             $1,212     $103,453     $104,665
                                     ------     --------     --------
                                     ------     --------     --------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       U.S. RESTAURANT PROPERTIES MASTER L.P.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     ($000'S)
                                    (unaudited)

                                                  Six Months ended June 30,
                                                  -------------------------
                                                       1996        1995
                                                     -------      -------
  CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income                                      $3,184      $2,497
      Adjustments to reconcile net income
       to net cash from operating activities:
         Depreciation and amortization                 1,332         686
         Amortization of deferred financing cost          42           0
         Marketable securities                             0         854
         Increase in receivables, net                   (288)       (308)
         Increase in prepaid expenses                    (73)        (24)
         Reduction in net investment in direct
          financing leases                             1,227         910
         Increase (decrease) in accounts payable         513         (67)
         Decrease in deferred rental income             (157)          0
         Increase in deferred gain on sale               590           0
                                                      -------      ------
                                                       3,186       2,051
                                                      -------      ------
                                                       6,370       4,548

  CASH FLOWS USED IN INVESTING ACTIVITIES:
      Purchase of property                           (59,543)     (2,124)
      Purchase of machines and equipment              (2,716)         (6)
      Increase in notes receivable                    (3,529)          0
                                                      -------      ------
                                                     (65,788)     (2,130)
  CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
      Increase in loan origination costs                (178)          0
      Reduction in capitalized lease obligations        (104)       (103)
      Proceeds from line of credit                    67,447         999
      Repayments of line of credit                   (43,313)          0
      Cash distributions                              (4,630)     (3,972)
      Purchase special general partner interest            0         (16)
      Sale of limited partners' units                 40,203           0
                                                      -------      ------
                                                      59,425      (3,092)
                                                      -------      ------
  INCREASE (DECREASE) IN CASH AND EQUIVALENTS              7        (674)
  CASH AND EQUIVALENTS AT BEGINNING OF YEAR                7         680
                                                      -------      ------
  CASH AND EQUIVALENTS AT END OF THE QUARTER          $   14       $   6
                                                      -------      ------
                                                      -------      ------


  SUPPLEMENTAL DISCLOSURE:
      Interest paid during the quarter               $   505        $572
                                                      -------      ------
                                                      -------      ------

  NON-CASH INVESTING ACTIVITIES:
      Fair value of units issued for property        $ 6,596       $   0
                                                      -------      ------
                                                      -------      ------
      Purchase deposits used (paid)                  $ 1,683       $ (60)
                                                      -------      ------
                                                      -------      ------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

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

In 1996, the Partnership established certain other wholly owned operating entities consisting of U.S. Restaurant Properties Business Trust I and Restaurant Acquisition Corporation for business purposes. These entities are included in the consolidated financial statements.

The Partnership may issue an unlimited number of units. The units outstanding as of June 30, 1996 and 1995 totaled 6,787,003 and 4,635,000, respectively.


* ACCOUNTING POLICIES - A summary of accounting policies followed by the Partnerships is included in the 1995 Annual Report. The Partnerships follow such policies in the preparation of its interim reports.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP); however, this is not the basis for reporting taxable income to unitholders. The financial statements reflect the consolidated accounts of the Partnership after elimination of all inter-partnership transactions.

No federal and in most cases no state income taxes are reflected in the consolidated financial statements because partnerships are not taxable entities. The partners are responsible for reporting their allocable shares of taxable income or loss in their individual income tax returns.

The accompanying consolidated financial statements have been prepared in conformity with GAAP and should be read in conjunction with the Registrant's annual report for the year ended December 31, 1995. The results of operations for the six months ended June 30, 1996, are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

The consolidated balance sheet as of June 30, 1996 and the other consolidated financial information for the six months ended June 30, 1996 and 1995, are unaudited, but management of the Registrant believes that all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the Partnerships' consolidated financial position and results of operations for the periods have been included therein.

* RELATED PARTY TRANSACTIONS - The managing general partner, U.S. Restaurant Properties, Inc., is responsible for managing the business and affairs of the Partnerships. The Partnerships pay the managing general partner a non-accountable annual allowance (adjusted to reflect increases in the Consumer Price Index and additions to the property portfolio), plus reimbursement of out-of-pocket costs incurred by other parties for service rendered to the Partnerships. The allowance for the quarter ended June 30, 1996 was $259,000 compared to $142,000 at June 30, 1995. The managing general partner also receives a 1% finders fee on all acquisitions, which amounted to $522,000 for the quarter ended June 30, 1996 compared to $8,000 in the quarter ended June 30, 1995.

A note receivable of $300,000 is due from Arkansas Restaurants #10 L.P. at June 30, 1996. The note receivable is due on September 30, 1996, and has an interest rate of 9.0% per annum. As of June 30, 1996, the managing general partner of the Partnership owned 90% of Arkansas Restaurants #10 L.P.

A note receivable of $2,654,000 is due from Southeast Fast-Food Partners, L.P. The note receivable is due on July 1, 1999 and has an interest rate of 9.0% per annum. The managing general partner of Southeast Fast-Food Partners, L.P., Bulldog Management Inc., is owned by officers of the managing general partner of the Partnerships. On July 9, 1996 a payment of $1,513,000 was paid on the note receivable balance.

On March 17, 1995 the limited partners authorized the grant to the managing general partner of 10-year options to acquire up to 400,000 units. See Note 5, Option Agreement.

2. PROPERTY PURCHASES - During the quarter ended June 30, 1996, the Partnership completed the purchase of 102 properties. All 102 properties were purchased for a cash price of $53,793,000. These properties include 37 Dairy Queen restaurants, 29 Burger King restaurants, 25 Hardee's restaurants, nine Pizza Hut restaurants, and two Schlotsky's restaurants. Allocation of the cost of the properties purchased has been done on a preliminary basis and will be finalized at year end.

In the normal course of business, the Partnership may sign purchase agreements to acquire restaurant properties. Such agreements become binding obligations upon the completion of a due diligence period ranging usually from 15 - 30 days.

On June 30, 1996, earnest money purchase deposits amounting to $107,000 was on deposit for the purchase of three Schlotsky's restaurants, four Pizza Hut restaurants, one Burger King restaurant, and one Carlos O'Kelly's restaurant for an aggregate purchase price of approximately $4,900,000.

3. PROPERTY REMODELS - During the quarter ended June 30, 1996, five properties received a remodel allowance of $25,000 or $30,000 upon the renewal of their lease agreement. The allowance is a contribution to the tenants remodeling costs. The remodel allowance has been capitalized and is being amortized over the life of the related assets or the life of the lease, whichever is shorter.

4. REVOLVING CREDIT FACILITY - The revolving credit facility with Comerica Bank-Texas is $40,000,000 and was co-written by Compass Bank-Dallas. This revolving credit facility terminates on June 27, 1998. The interest rate is the lower of LIBOR plus 180 basis points or the prime rate which was 8.25% on June 30, 1996. There is an unused line of credit fee of .25% per annum on the average daily excess of the commitment amount over the aggregate unpaid balance of the revolving loan which is charged and is payable on a quarterly basis. The revolving credit facility is secured by a substantial number of the Partnership's assets. In addition to various reporting requirements mandated under the secured loan agreement, the Partnership must also maintain a tangible net worth in excess of $40,500,000; a debt to tangible net worth ratio of not more than 1.0 to 1.0 and cash flow coverage ratios of not less than (a) 1.2 to 1.0 based upon a Pro Forma Five Year Bank Debt Amortization and (b) 2.75 to 1.0 based upon a Pro Forma Twenty Year Bank Debt Amortization schedule.

A revolving credit facility of $20,000,000 was established with Morgan Keegan Mortgage Company Inc. on April 29, 1996. This revolving credit facility terminates on the earlier of November 30, 1996 or the day after the Partnership obtains one or more committed credit facilities of not less than $60,000,000. The interest rate is LIBOR plus 300 basis points. The revolving credit facility is secured by approximately 63 properties.


5. OPTION AGREEMENT - In accordance with Section 5.05(a) of the Second Amended and Restated Agreement of the Limited Partnership, the Partnership granted to the Managing General Partner options (the "Options") to purchase 400,000 units at an exercise price of $15.50 per unit. On the grant date, March 17,1995, the Partnership units closed at $15.00 per unit. The Options are fully vested and exercisable, and will expire on March 24, 2006. The Options may be exercised in full or in part at any time during the 10 year period and any unexercised portion remains exercisable until the expiration date. Upon exercise of the options, the option price will be accounted for as a contribution of capital. The effect of the Options issued and outstanding is dilutive. For the three and six month periods ended June 30, 1996, the dilutive amount is immaterial.


6. SECONDARY OFFERING - On June 12, 1996, the Partnership offered and sold 1,800,000 units to the public for $22.68 per share net of underwriting discount. The total principal amount of $40,824,000 was further reduced by $621,000 for expenses directly related to the secondary offering. Therefore, the net cash proceeds to the Partnership equaled $40,203,000.

7. VALUATION / ALLOWANCE ACCOUNTS - Certain balance sheet captions appearing in the Consolidated Balance Sheets for the Second Quarter of 1996 are comprised as follows:

                                          June 30,     December 31,
                                            1996          1995
                                           (000's)       (000's)
                                         ---------      ---------

Receivables, net:
   Other receivables                     $  1,356       $  1,068
   Less allowance for doubtful accounts       117            117
                                         ---------      ---------
                                         $  1,239       $    951
                                         ---------      ---------
                                         ---------      ---------

Machines and equipment, net:
   Machines and equipment                $  2,948       $      7
   Less accumulated depreciation               37              1
                                         ---------      ---------
                                         $  2,911       $      6
                                         ---------      ---------
                                         ---------      ---------

Buildings, net:
   Buildings and leasehold improvements  $ 64,391       $  8,882
   Less accumulated depreciation            3,321          2,625
                                         ---------      ---------
                                         $ 61,070       $  6,257
                                         ---------      ---------
                                         ---------      ---------

Intangibles, net:
   Intangibles                           $ 28,645       $ 28,178
   Less accumulated amortization           14,156         13,374
                                         ---------      ---------
                                         $ 14,489       $ 14,804
                                         ---------      ---------
                                         ---------      ---------

8. REPURCHASE OF PARTNERSHIP UNITS - In July 1995, the Partnership announced its intention to repurchase up to 300,000 units. Through June 30, 1996, the Partnership purchased 30,000 units. No further repurchases have been made or are contemplated.

9. SALE OF PROPERTY - On May 1, 1996, a restaurant property located in Wenatchee, WA was sold for $825,000 at a gain of $591,000. The sales price consisted of $82,500 in cash plus a $742,500 note receivable. The note receivable is due on November 1, 1998 and interest is payable monthly. The gain on sale has been deferred and is being accounted for under the cost recovery method.

10. SUBSEQUENT EVENTS - On July 31, 1996 a Carlos O'Kelly's property was purchased for $1,400,000 and two Pizza Hut properties were purchased for 32,000 partnership units. All purchase prices are exclusive of the 1% paid to the managing general partner and other closing costs.

11. PRO FORMA (UNAUDITED) - Since January 1, 1995, the Partnership acquired 142 properties. The pro forma revenues, net income, and net income per unit assuming these properties were purchased as of January 1, 1996 and 1995, respectively, is as follows.

The pro forma information was prepared by adjusting the actual consolidated results of the Partnership for the six month period ended June 30, 1996 and 1995 and for the effects of the 1996 and 1995 acquisitions as if all acquisitions and related financing transactions occurred on January 1, 1996 and 1995, respectively.

These pro forma operating results are not necessarily indicative of what the actual results of operations of the Partnership would have been assuming all of the properties were acquired as of January 1, 1996 and 1995, respectively, and do not purport to represent the results of operations for future periods.



                                                  SIX MONTHS ENDED JUNE 30,
                                                  -------------------------
                                                       1996        1995
                                                  -----------   -----------


            REVENUES FROM LEASED PROPERTIES:
            Rental income                            $ 9,738    $ 9,321
            Amortization of unearned income on
             direct financing leases                   1,026      1,152
                                                     -------    -------
                       Total revenues                 10,764     10,473


            EXPENSES:
            Rent                                       1,107      1,069
            Depreciation and amortization              2,411      2,374
            Taxes, general and administrative          1,079      1,243
            Interest expense (income), net             1,291      1,384
                                                     -------    -------

                       Total expenses                  5,888      6,070
                                                     -------    -------

            Net income                               $ 4,876    $ 4,403
                                                     -------    -------
                                                     -------    -------
            Net income allocable to unitholders      $ 4,479    $ 4,316
                                                     -------    -------
                                                     -------    -------
            Average number of outstanding units
             (Primary)                                 6,936      6,966
                                                     -------    -------
                                                     -------    -------
            Net income per unit                      $  0.65    $  0.62
                                                     -------    -------
                                                     -------    -------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUES: For the quarter ended June 30,1996 rental revenues increased 72% over those for the quarter ended June 30, 1995. Such revenues for the six months ended June 30, 1996 were also up 57% over the six months ended June 30, 1995. The increase was primarily due to an increase in the number of the Partnership's restaurant properties and same store sales growth. Since June 30, 1995 the Partnership has purchased 141 restaurant properties. Comparable store sales growth was 2% for the quarter ended June 30, 1996. ("Comparable store sales growth" is the increase in sales at those restaurants open for the entire reporting period in both the current and prior year.) Management believes the growth reflects improvements in the overall performance of the Burger King system, and efforts with selected tenants to improve their restaurant's sales. The table below compares revenue from leased properties (GAAP) to gross rental receipts.

  ------------------------------------------------------------------------------
  ------------------------------------------------------------------------------
                         THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                   (000'S)                     (000'S)
                                 (UNAUDITED)                 (UNAUDITED)
                         ---------------------------   -------------------------
                               1996      1995              1996      1995
  ------------------------------------------------------------------------------
  Gross rental receipts       $4,659    $2,960            $8,110    $5,531

  ------------------------------------------------------------------------------
  Revenue from leased
   properties (GAAP)          $4,309    $2,495            $7,264    $4,618

  ------------------------------------------------------------------------------
  ------------------------------------------------------------------------------


TAXES, GENERAL AND ADMINISTRATIVE EXPENSES: Expenses for the quarter ended June 30, 1996 increased $99,000 from the same quarter in 1995. Expenses for the quarter ended June 30, 1996 were $481,000 compared to $382,000 in 1995. An increase in the management fee of $117,000 and expenses that directly correspond to the active growth of the Partnership were the primary reason for increased general and administrative expenses for the quarter ended June 30, 1996. For the six months ended June 30, 1996, general and administrative expenses increased $98,000 from the six months ended June 30, 1995. Again, this increase was due to the active growth of the Partnership for the six months ended
June 30, 1996.

DEPRECIATION AND AMORTIZATION EXPENSES: Expenses for the quarter ended June 30, 1996 increased $492,000 from the same quarter in 1995. Depreciation and amortization expenses were $841,000 compared to $349,000 in 1995. This 129% increase directly correlates to the property acquisitions. For the six months ended June 30, 1996, depreciation and amortization expenses increased $690,000 from the six months ended June 30, 1995.

GROUND LEASE AND INTEREST EXPENSES: Ground lease expense increased $138,000 for the quarter ended June 30, 1996 from the same quarter in 1995 and increased $212,000 for the six months ended June 30, 1996 over the six months ended June 30, 1995. Interest expense increased $665,000 to $678,000 for the quarter ended June 30, 1996 and increased $972,000 to $1,012,000 for the six months ended June 30, 1996. Both the ground lease increase of 40% and the interest expense increase relate to the property acquisitions.

LIQUIDITY: For the six months ended June 30, 1996 cash flows from operating activities equaled $6,370,000, the Partnership's net borrowings under its line of credit amounted to $24,134,000, and the Partnership received $40,202,000 from the sale of limited partnership units. These cash proceeds were used primarily to fund distributions of $4,630,000; pay the $59,543,000 as the cash portion of the purchase price of 102 properties acquired for the quarter ended June 30, 1996; and make purchase deposits of $107,000. At this time the Partnership has adequate liquidity for operations as well as to fund additional property purchases.

On June 30, 1996 the balance available on the Comerica Bank-Texas $40,000,000 credit line facility equaled $17,184,000.

                             PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Exhibit 27  Financial Data Schedule

          a)  There was one report on Form 8-K filed during the quarter.

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


                                   U.S. RESTAURANT PROPERTIES MASTER L.P.
                                    By U.S. RESTAURANT PROPERTIES, INC.
                                         Managing General Partner






Dated:    August 8, 1996          By   /s/ Fred H. Margolin
       ____________________         ________________________________
                                         Fred H. Margolin
                                         Chairman