Form 10-Q
period 1996-09-30
U S RESTAURANT PROPERTIES MASTER L P
filed 1996-11-14
CIK 785994

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1996

                                     or

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

                                972/387-1487
            (Registrant's telephone number, including area code)

                           --------------------------

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

               Yes    X                         No
                     ---                             ---

     Depository Units (representing Limited Partnership Interests) outstanding
at October 31, 1996:                 6,844,003

            U.S. RESTAURANT PROPERTIES MASTER LIMITED PARTNERSHIP


PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Balance Sheets as of September 30, 1996
                 (unaudited) and December 31, 1995 ................................  3

               Consolidated Statements of Income for the Three
                 months ended September 30, 1996 and 1995 (unaudited) .............  4

               Consolidated Statements of Income for the Nine months
                 ended September 30, 1996 and 1995 (unaudited) ....................  4

               Consolidated Statement of Partners' Capital for the Nine months ended September 30, 1996 (unaudited) .............................  5

               Consolidated Statements of Cash Flows for the Nine months
                 ended September 30, 1996 and 1995 (unaudited) ....................  6

               Notes to Consolidated Financial Statements (unaudited) .............  7

     Item 2.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations ........................................ 12


PART II.  OTHER INFORMATION

     Item 3.   Exhibits and Reports on Form 8-K ................................... 14

                        PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                      U.S. RESTAURANT PROPERTIES MASTER L.P.
                           CONSOLIDATED BALANCE SHEETS
                                    ($000'S)

                                                 SEPTEMBER 30,   DECEMBER 31,
                                                     1996            1995
                                                 -------------   ------------
                                                  (UNAUDITED)
ASSETS
  Cash and equivalents                                   $19            $7
  Receivables, net                                     1,750           951
  Purchase deposits                                      551         1,792
  Prepaid expenses                                       799           315
  Notes receivable                                     2,013           269
  Net investment in direct financing leases           17,631        19,371
  Land                                                41,435        27,493
  Buildings and leasehold improvements, net           62,647         6,257
  Machines and equipment, net                          3,021           224
  Intangibles, net                                    13,992        14,804
                                                    --------       -------
                                                    $143,858       $71,483
                                                    --------       -------
                                                    --------       -------

LIABILITIES AND PARTNERS' CAPITAL
  Accounts payable                                    $1,622          $677
  Deferred gain on sale of property                      590             0
  Lines of credit                                     36,015        10,931
  Capitalized lease obligations                          411           563

GENERAL PARTNER'S CAPITAL                              1,197         1,241
LIMITED PARTNERS' CAPITAL                            104,023        58,071
                                                    --------       -------
                                                    $143,858       $71,483
                                                    --------       -------
                                                    --------       -------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   U.S. RESTAURANT PROPERTIES MASTER L.P.
                     CONSOLIDATED STATEMENTS OF INCOME
                                 ($000'S)
                                (unaudited)

                                                     THREE MONTHS ENDED  NINE MONTHS ENDED
                                                        SEPTEMBER 30,       SEPTEMBER 30,
                                                     ------------------  -----------------
                                                       1996      1995      1996      1995
                                                      ------    ------   -------    ------
REVENUES FROM LEASED PROPERTIES:
     Rental income                                    $5,262    $2,040   $11,500    $5,506
     Amortization of unearned income
      on direct financing leases                         486       552     1,512     1,704
                                                      ------    ------   -------    ------
               TOTAL REVENUES                          5,748     2,592    13,012     7,210
EXPENSES:
     Rent                                                549       338     1,446     1,022
     Depreciation and amortization                     1,218       367     2,593     1,053
     Taxes, general, and administrative                  756       343     1,607     1,095
     Interest expense (income), net                      635        49     1,592        47
                                                      ------    ------   -------    ------
               TOTAL EXPENSES                          3,158     1,097     7,238     3,217
                                                      ------    ------   -------    ------
Net income                                            $2,590    $1,495   $ 5,774    $3,993
                                                      ------    ------   -------    ------
                                                      ------    ------   -------    ------
Net income allocable to unitholders                   $2,539    $1,466   $ 5,660    $3,914
                                                      ------    ------   -------    ------
                                                      ------    ------   -------    ------
Average number of outstanding units (Primary)          6,966     4,628     5,830     4,633
                                                      ------    ------   -------    ------
                                                      ------    ------   -------    ------
Net income per unit                                   $  .36    $  .32   $   .97    $  .84
                                                      ------    ------   -------    ------
                                                      ------    ------   -------    ------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    U.S. RESTAURANT PROPERTIES MASTER L.P.
                 CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                   ($000'S)
                                  (unaudited)


                                  General       Limited
                                  Partner       Partners        Total
                                  -------       --------       -------
Balance at December 31, 1995      $1,241       $ 58,071       $ 59,312
Net Income                           114          5,660          5,774
Units issued for cash                  0         40,203         40,203
Units issued for property              0          7,912          7,912
Cash Distributions                  (158)        (7,823)        (7,981)
                                  ------       --------       --------
Balance at September 30, 1996     $1,197       $104,023       $105,220
                                  ------       --------       --------
                                  ------       --------       --------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   U.S. RESTAURANT PROPERTIES MASTER L.P.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  ($000'S)
                                (unaudited)

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                           --------------------
                                                             1996        1995
                                                           --------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $  5,774     $ 3,993
  Adjustments to reconcile net income to net
   cash from operating activities:
    Depreciation and amortization                             2,593       1,055
    Amortization of deferred financing cost                     102           0
    Marketable securities                                         0         854
    Increase in receivables, net                               (799)       (142)
    Increase in prepaid expenses                               (484)        (87)
    Reduction in net investment in direct financing
     leases                                                   1,740       1,383
    Increase (decrease) in accounts payable                     945         (55)
    Increase in deferred gain on sale                           590           0
                                                           --------     -------
                                                              4,687       3,008
                                                           --------     -------
                                                             10,461       7,001
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchase of property                                      (62,774)     (5,204)
  Purchase of machines and equipment                         (2,881)       (141)
  Increase in notes receivable                               (1,744)       (255)
                                                           --------     -------
                                                            (67,399)     (5,600)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Increase in organizational expenses                            (6)          0
  Increase in intangible lease acquisition costs                (11)          0
  Increase in loan origination costs                           (187)        (20)
  Reduction in capitalized lease obligations                   (152)       (157)
  Proceeds from lines of credit                              70,349       4,736
  Repayment of lines of credit                              (45,265)          0
  Cash distributions                                         (7,981)     (5,958)
  Purchase special general partner interest                       0         (16)
  Purchase of partnership units                                   0        (547)
  Sale of limited partners' units                            40,203           0
                                                           --------     -------
                                                             56,950      (1,962)
                                                           --------     -------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS                      12        (561)
CASH AND EQUIVALENTS AT BEGINNING OF YEAR                         7         680
                                                           --------     -------
CASH AND EQUIVALENTS AT END OF THE QUARTER                 $     19     $   119
                                                           --------     -------
                                                           --------     -------

SUPPLEMENTAL DISCLOSURE:
  Interest paid                                            $  1,631     $   100
                                                           --------     -------
                                                           --------     -------

NON-CASH INVESTING ACTIVITIES:
  Fair value of units issued for property                  $  7,912     $     0
                                                           --------     -------
                                                           --------     -------
  Purchase deposits used (paid)                            $  1,241     $  (391)
                                                           --------     -------
                                                           --------     -------


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

In 1996, the Partnership established certain other wholly owned operating entities consisting of U.S. Restaurant Properties Business Trust I, U.S. Restaurant Properties Business Trust II, Restaurant Acquisition Corporation, Restaurant Renovations Partners L.P., U.S. Restaurant Properties West Virginia Partners L.P., and U.S. Restaurant Properties Renovation Corporation for business purposes. These entities are included in the consolidated financial statements.

The Partnership may issue an unlimited number of units. The units outstanding as of September 30, 1996 and December 31, 1995 totaled 6,844,003 and 4,659,167, respectively.

* ACCOUNTING POLICIES - A summary of accounting policies followed by the Partnerships is included in the 1995 Annual Report. The Partnerships follow such policies in the preparation of their interim reports.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP); however, this is not the basis for reporting taxable income to unitholders. The financial statements reflect the consolidated accounts of the Partnership after elimination of all material inter-partnership transactions.

No federal and in most cases no state income taxes are reflected in the consolidated financial statements because partnerships are not taxable entities. The partners are responsible for reporting their allocable shares of taxable income or loss in their individual income tax returns.

The accompanying consolidated financial statements have been prepared in conformity with GAAP and should be read in conjunction with the Registrant's annual report for the year ended December 31, 1995. The results of operations for the nine months ended September 30, 1996, are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

The consolidated balance sheet as of September 30, 1996 and the other consolidated financial information for the three and nine months ended September 30, 1996 and 1995, are unaudited, but management of the Registrant believes that all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the Partnerships' consolidated financial position and results of operations for the periods have been included therein.

* EARNINGS PER UNIT CALCULATION - Earnings per unit have been computed by dividing net income allocable to unitholders by the weighted average number of units or equivalents outstanding. Units equivalent include the weighted average number of assumed equivalent units outstanding from unit options and unit price guarantees if dilutive using the treasury stock method. Fully diluted net income per unit is not materially dilutive and is not presented.

* RELATED PARTY TRANSACTIONS - The managing general partner, U.S. Restaurant Properties, Inc., is responsible for managing the business and affairs of the Partnerships. The Partnerships pay the managing general partner a non-accountable annual allowance (adjusted to reflect increases in the Consumer Price Index and additions to the property portfolio), plus reimbursement of out-of-pocket costs incurred by other parties for service rendered to the Partnerships. The allowance for the quarter ended September 30, 1996 was $395,000 compared to $147,000 at September 30, 1995. The managing general partner also receives a 1% finders fee on all acquisitions, which amounted to $40,050 for the quarter ended September 30, 1996 compared to $22,650 in the quarter ended September 30, 1995.

A note receivable of $310,000 is due from Arkansas Restaurants #10 L.P. at September 30, 1996. The note receivable is due on September 30, 1997, and has an interest rate of 9.0% per annum. The managing general partner of Arkansas Restaurants #10 L.P., North American Restaurants Management, Inc., is owned by an officer of the managing general partner.

The partnership completed a sale/leaseback transaction with Carlos O'Kelly's, Inc. Carlos O'Kelly's, Inc. is owned by a director of the managing general partner. The terms of the transaction were similar to other transactions with independent third parties with similar specifications.

A note receivable of $920,000 is due from Southeast Fast-Food Partners, L.P. The note receivable is due on July 1, 1999 and has an interest rate of 9.0% per annum. The managing general partner of Southeast Fast-Food Partners, L.P., Bulldog Management Inc., is owned by an officer of the managing general partner of the Partnerships.

On March 17, 1995 the limited partners authorized the grant to the managing general partner of 10-year options to acquire up to 400,000 units. See Note 5, Option Agreement.

2. PROPERTY PURCHASES - During the quarter ended September 30, 1996, the Partnership completed the purchase of five properties. Two of the properties were purchased for a total cash price of $2,586,000 plus additional capitalized costs of $56,000. These two properties were casual dining restaurants. Three properties were purchased with 57,000 partnership units. One Burger King was purchased for 25,000 units with a guaranteed price of $24 per unit, and two Pizza Huts were purchased for 32,000 units with a guaranteed price of $25 per unit. The 25,000 units issued for the Burger King are unregistered units that are guaranteed to become registered two years after the closing date. The 32,000 units issued for the Pizza Hut are unregistered until 180 days after the closing date. Total capitalized costs included $30,000 of cash expenditures. Allocation of the cost of all properties purchased during 1996 has been done on a preliminary basis and will be finalized at year end.

In the normal course of business, the Partnership may sign purchase agreements to acquire restaurant properties. Such agreements become binding obligations upon the completion of a due diligence period ranging usually from 15 - 30 days.

On September 30, 1996, earnest money purchase deposits amounting to $550,000 were on deposit for the purchase of three Schlotzsky's restaurants, three Pizza Hut restaurants, one KFC restaurant, two Hardees restaurants, one Taco Bell restaurant, one Wendy's restaurant and seventeen other regional chain restaurants for an aggregate purchase price of approximately $12,874,000.

3. PROPERTY REMODELS - During the quarter ended September 30, 1996, six properties received a remodel allowance of $25,000 or $120,000 upon the renewal of their lease agreement. The allowance is a contribution to the tenants remodeling costs. The remodel allowance has been capitalized upon the completion of the remodel and amortized over the life of the related assets or the life of the lease, whichever is shorter.

4. REVOLVING CREDIT FACILITY - The revolving credit facility with Comerica Bank-Texas is $40,000,000 and was co-written by Compass Bank-Dallas. This revolving credit facility terminates on June 27, 1998. The interest rate is the lower of LIBOR plus 180 basis points or the prime rate which was 8.25% on September 30, 1996. There is an unused line of credit fee of .25% per annum on the average daily excess of the commitment amount over the aggregate unpaid balance of the revolving loan which is charged and is payable on a quarterly basis. The revolving credit facility is secured by a substantial number of the Partnership's assets. In addition to various reporting requirements mandated under the secured loan agreement, the Partnership must also maintain a tangible net worth in excess of $40,500,000; a debt to tangible net worth ratio of not more than 1.0 to 1.0 and cash flow coverage ratios of not less than (a) 1.2 to 1.0 based upon a Pro Forma Five Year Bank Debt Amortization schedule and (b) 2.75 to 1.0 based upon a Pro Forma Twenty Year Bank Debt Amortization schedule. On September 30, 1996, the total amount due equaled $23,766,000 which included a $732,000 outstanding Letter of Credit leaving $16,234,000 available.

A revolving credit facility of $20,000,000 was established with Morgan Keegan Mortgage Company Inc. on April 29, 1996. This revolving credit facility terminates on the earlier of November 30, 1996 or the day after the Partnership obtains one or more committed credit facilities of not less than $60,000,000. The interest rate is LIBOR plus 300 basis points. This revolving credit facility is secured by approximately 63 properties. On September 30, 1996, the total amount due equaled $12,981,000. No additional draws are available.

5. OPTION AGREEMENT - In accordance with Section 5.05(a) of the Second Amended and Restated Agreement of the Limited Partnership, the Partnership granted to the Managing General Partner options (the "Options") to purchase 400,000 units at an exercise price of $15.50 per unit. On the grant date, March 17, 1995, the Partnership units closed at $15.00 per unit. The Options are fully vested and exercisable, and will expire on March 24, 2006. The Options may be exercised in full or in part at any time during the 10 year period and any unexercised portion remains exercisable until the expiration date. Upon exercise of the options, the option price will be accounted for as a contribution of capital. The effect of the Options issued and outstanding is dilutive. For the three and nine month periods ended September 30, 1996, the dilutive effect is immaterial.

6. VALUATION / ALLOWANCE ACCOUNTS - Certain balance sheet captions appearing in the Consolidated Balance Sheets for the Third Quarter of 1996 are comprised as follows:

                                        SEPTEMBER 30,   DECEMBER 31,
                                            1996            1995
                                        -------------   ------------
                                           (000's)         (000's)
Receivables, net:
   Other receivables                       $ 1,867        $ 1,068
   Less allowance for doubtful accounts        117            117
                                           -------        -------
                                           $ 1,750        $   951
                                           -------        -------
                                           -------        -------
Machines and equipment, net:
   Machines and equipment                  $ 3,175        $   232
   Less accumulated depreciation               154              8
                                           -------        -------
                                           $ 3,021        $   224
                                           -------        -------
                                           -------        -------

Buildings, net:
   Buildings and leasehold improvements    $66,805        $ 8,882
   Less accumulated depreciation             4,158          2,625
                                           -------        -------
                                           $62,647        $ 6,257
                                           -------        -------
                                           -------        -------

Intangibles, net:
   Intangibles                             $28,417        $28,178
   Less accumulated amortization            14,425         13,374
                                           -------        -------
                                           $13,992        $14,804
                                           -------        -------
                                           -------        -------


7. REPURCHASE OF PARTNERSHIP UNITS - In July 1995, the Partnership announced its intention to repurchase up to 300,000 units. Through September 30, 1996, the Partnership purchased 30,000 units. No further repurchases have been made or are contemplated.

8. SUBSEQUENT EVENTS - On October 11, 1996 a Carlos O'Kelly's property was purchased for $1,250,000 and a Pizza Hut property was purchased for $248,000. These purchase prices are exclusive of the 1% paid to the managing general partner and other closing costs.

On October 23, 1996 two promissory notes were purchased. A $200,000 promissory note and $100,000 promissory note were purchased for a combined purchase price of $200,000. Both promissory notes have the same payee and stated interest rate of 7.69% per annum. The current principle balance of the $200,000 promissory note is $200,000. The current principle balance of the $100,000 promissory note is $100,000. The $100,000 note is payable in full by September 1, 2001. The $200,000 note is payable in full by September 1, 2006.

9. PRO FORMA (UNAUDITED) - Since January 1, 1995, the Partnership acquired 147 properties. The pro forma revenues, net income, and net income per unit assuming these properties were purchased as of January 1, 1996 and 1995, respectively, is as follows.

The pro forma information was prepared by adjusting the actual consolidated results of the Partnerships for the nine month period ended September 30, 1996 and 1995 and for the effects of the 1996 and 1995 acquisitions as if all acquisitions and related financing transactions including the sale of limited partnership units occurred on January 1, 1996 and 1995, respectively.

These pro forma operating results are not necessarily indicative of what the actual results of operations of the Partnership would have been assuming all of the properties were acquired as of January 1, 1996 and 1995, respectively, and do not purport to represent the results of operations for future periods.

                                                     NINE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                    ------------------
                                                     1996        1995
                                                    -------    -------
REVENUES FROM LEASED PROPERTIES:
Rental income                                       $15,800    $15,398
Amortization of unearned income on direct
 financing leases                                     1,512      1,704
                                                    -------    -------
     Total revenues                                  17,312     17,102

EXPENSES:
Rent                                                  1,649      1,611
Depreciation and amortization                         3,706      3,125
Taxes, general and administrative                     1,949      1,851
Interest expense (income), net                        1,943      2,133
                                                    -------    -------
     Total expenses                                   9,247      8,720
                                                    -------    -------

Net income                                          $ 8,065    $ 8,382
                                                    -------    -------
                                                    -------    -------
Net income allocable to unitholders                 $ 7,905    $ 8,216
                                                    -------    -------
                                                    -------    -------
Average number of outstanding units (Primary)         6,983      6,986
                                                    -------    -------
                                                    -------    -------
Net income per unit                                 $  1.13    $  1.18
                                                    -------    -------
                                                    -------    -------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUES: For the quarter ended September 30,1996 rental revenues increased 122% over those for the quarter ended September 30, 1995. Such revenues for the nine months ended September 30, 1996 were also up 80% over the nine months ended September 30, 1995. The increase was primarily due to an increase in the number of the Partnership's restaurant properties owned. Since September 30, 1995 the Partnership has purchased 141 restaurant properties. Management also believes that some growth reflects improvements in the overall performance of the Burger King system, and efforts with selected tenants to improve their restaurant's sales. The table below compares revenue from leased properties (GAAP) to gross rental receipts.

                                      THREE MONTHS ENDED   NINE MONTHS ENDED
                                          SEPTEMBER 30,      SEPTEMBER 30,
                                            (000'S)              (000'S)
                                          (UNAUDITED)          (UNAUDITED)
                                      ------------------   -----------------
                                         1996      1995       1996     1995
                                        ------    ------    -------   ------
Gross rental receipts                   $5,793    $3,061    $13,903   $8,592

Revenue from leased properties (GAAP)   $5,748    $2,592    $13,012   $7,210

TAXES, GENERAL AND ADMINISTRATIVE EXPENSES: Expenses for the quarter ended September 30, 1996 increased $413,000 from the same quarter in 1995. Expenses for the quarter ended September 30, 1996 were $756,000 compared to $343,000 in 1995. An increase in the management fee of $248,000 and expenses that directly correspond to the active growth of the Partnership were the primary reason for increased general and administrative expenses for the quarter ended September 30, 1996. For the nine months ended September 30, 1996, general and administrative expenses increased $512,000 from the nine months ended September 30, 1995. Again, this increase was due to the active growth of the Partnership for the nine months ended September 30, 1996.

DEPRECIATION AND AMORTIZATION EXPENSES: Expenses for the quarter ended September 30, 1996 increased $851,000 from the same quarter in 1995. Depreciation and amortization expenses were $1,218,000 compared to $343,000 in 1995. This 255% increase directly correlates to the property acquisitions. For the nine months ended September 30, 1996, depreciation and amortization expenses increased $1,540,000 from the nine months ended September 30, 1995.

RENT AND INTEREST EXPENSES: Rent expense increased $211,000 for the quarter ended September 30, 1996 from the same quarter in 1995 and increased $424,000 for the nine months ended September 30, 1996 over the nine months ended September 30, 1995. Interest expense increased $649,000 to $709,000 for the quarter ended September 30, 1996 and increased $1,620,000 to $1,720,000 for the nine months ended September 30, 1996. Both the rent increase of 62% and the interest expense increase over the same quarter one year ago relate to the property acquisitions.

LIQUIDITY: For the nine months ended September 30, 1996 cash flows from operating activities equaled $10,461,000, the Partnership's net borrowings under its line of credit amounted to $25,084,000 and the Partnership received $40,203,000 from the sale of limited partnership units. These cash proceeds were used primarily to fund distributions of $7,981,000; pay the $64,455,000 as the cash portion of the purchase price of 131 properties acquired for the nine months ended September 30, 1996. At this time the Partnership has adequate liquidity for operations as well as to fund additional property purchases.

     On September 30, 1996, the balance available on the Comerica Bank-Texas $40,000,000 credit line facility equaled $16,234,000.

                         PART II.  OTHER INFORMATION

ITEM 3.  EXHIBITS AND REPORTS ON FORM 8-K

     a)   There was no report on Form 8-K filed during the quarter.

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



                                        U.S. RESTAURANT PROPERTIES MASTER L.P.
                                         By U.S. RESTAURANT PROPERTIES, INC.
                                               Managing General Partner






Dated: September 14, 1996               By  /s/  Robert J. Stetson
      ----------------------------        --------------------------------
                                                 Robert J. Stetson
                                              Chief Executive Officer