Form 10-K405
period 1996-12-31
U S RESTAURANT PROPERTIES MASTER L P
filed 1997-03-31
CIK 785994

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-K

       [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1996.

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

                             972-387-1487
         (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
Units Representing Limited Company    New York Stock Exchange
Interests and Evidenced by
Depository Receipts

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

     The aggregate market value of the Units (based upon the closing price of the Units on March 19, 1997, on the New York Stock Exchange) held by non-affiliates of the Registrant was $197,228,869.

     As of March 19, 1997, there were 7,012,582 Units outstanding.

                  U.S. RESTAURANT PROPERTIES MASTER L.P.

                           TABLE OF CONTENTS

                                                                     Page
                                                                     ----
                                PART I


Item 1.   Business...................................................   1
Item 2.   Properties.................................................  13
Item 3.   Legal Proceedings..........................................  18
Item 4.   Submission of Matters to a Vote of Security-Holders........  18

                                PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters........................................  19
Item 6.   Selected Financial Data....................................  20
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations........................  21
Item 8.   Financial Statements and Supplementary Data................  24
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure........................  24

                               PART III

Item 10.  Directors and Executive Officers of the Registrant.........  24
Item 11.  Executive Compensation.....................................  25
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.................................................  26
Item 13.  Certain Relationships and Related Transactions.............  27

                               PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports
          on Form 8-K................................................  29

                                PART I

ITEM 1.   BUSINESS

GENERAL

     U.S. Restaurant Properties Master L.P., a Delaware limited partnership (the "Partnership"), acquires, owns and manages income-producing properties that it leases on a triple net basis to operators of fast food and casual dining restaurants, primarily Burger King-R- and other national and regional brands, including Dairy Queen-R-, Hardee's-R-, Chili's-R-, Grandy's-R- and Pizza Hut-R-. The Partnership acquires properties either from third party lessors or from operators on a sale/leaseback basis. Under a triple net lease, the tenant is obligated to pay all costs and expenses, including all real property taxes and assessments, repairs and maintenance and insurance. Triple net leases do not require substantial reinvestments by the property owner and, as a result, more cash from operations may be used for distributions to Unitholders or for acquisitions.

     The Partnership is one of the largest publicly-owned entities in the United States dedicated to acquiring, owning and managing restaurant properties. At March 19, 1997, the Partnership's portfolio consisted of 346 restaurant properties in 44 states (the "Current Properties"), approximately 99.5% of which were leased. From the Partnership's initial public offering in 1986 until March 31, 1995, the Partnership's portfolio was limited to approximately 125 restaurant properties, all of which were leased on a triple net basis to operators of Burger King restaurants. In May 1994, an investor group led by Robert J. Stetson and Fred H. Margolin acquired the Managing General Partner. In March 1995, certain amendments to the Partnership Agreement were proposed by the new management and adopted by the Unitholders which authorized the Partnership to acquire additional properties, including restaurant properties not affiliated with Burger King Corporation. Since adoption of the amendments, the Partnership has acquired 224 properties for an aggregate purchase price of approximately $132 million, including 208 properties acquired since January 1, 1996 and has entered into binding agreements to acquire 130 additional restaurant properties (the "Acquisition Properties") for an aggregate purchase price of approximately $72 million. The Acquisition Properties consist of 76 Arby's restaurant properties, six Pizza Hut restaurant properties, four Hardee's restaurant properties, two Schlotzsky's restaurant properties, two Wendy's restaurant properties, one Bruegger's Bagels restaurant property and 39 other national and regional brand named restaurant properties. Upon acquisition of the Acquisition Properties, the Partnership's portfolio will consist of an aggregate of 476 properties in 44 states.

     The Partnership's management team consists of senior executives with extensive experience in the acquisition, operation and financing of fast food and casual dining restaurants. Mr. Stetson, the President - Chief Executive Officer of the Managing General Partner is the former President of the Retail Division and Chief Financial Officer of Burger King Corporation ("BKC"), as well as the former Chief Financial Officer of Pizza Hut, Inc. As a result, management has an extensive network of contacts within the franchised fast food and casual dining restaurant industry. Based on management's assessment of market conditions and its knowledge and experience, the Partnership believes that substantial opportunities exist for it to acquire additional restaurant properties on advantageous terms.

HISTORY AND STRUCTURE OF THE COMPANY

     The Partnership, formerly Burger King Investors Master L.P., was formed in 1985 by Burger King Corporation and QSV Properties Inc., both of which were at that time wholly-owned subsidiaries of The Pillsbury Company. QSV Properties Inc. acted as the Managing General Partner of the Partnership. Burger

King Corporation was a special general partner of the Partnership until its withdrawal on November 30, 1994.

     The Partnership effected an initial public offering in 1986 and the proceeds therefrom were used to buy the Partnership's initial portfolio of 128 properties from Burger King Corporation. From 1986 through March 1995, the Partnership's limited partnership agreement limited the activities of the Partnership to managing the original portfolio of properties.

     In May 1994, an investor group led by Robert J. Stetson and Fred H. Margolin, acquired QSV Properties Inc. and later changed its name to U.S. Restaurant Properties, Inc. and then changed its name back to QSV Properties, Inc. in February 1997. In March 1995, the Unitholders approved certain amendments to the Partnership's limited partnership agreement that permit the Partnership to incur debt, to acquire additional properties, including restaurant properties not affiliated with Burger King Corporation.

     The Partnership operates through U.S. Restaurant Properties Operating L.P. (the "Operating Company"), formerly Burger King Operating Limited Company, which holds the interests in the properties. The Partnership and the Operating Partnership are generally referred to collectively as the "Partnerships'" or the Partnership. Through its ownership of all of the limited partner interests in the Operating Partnership, the Partnership owns a 99.01% Partnership interest in the Operating Partnership. The Partnerships are Delaware Limited Partnerships and continue in existence until December 31, 2035, unless sooner dissolved or terminated.

     In 1996, the Partnership established certain other wholly owned operating entities consisting of U.S. Restaurant Properties Business Trust I, U.S. Restaurant Properties Business Trust II, Restaurant Acquisition Corporation, Restaurant Renovation Partners L.P., U.S. Restaurant Properties West Virginia Partners L.P., U.S. Restaurant Properties Carolina LTD., U.S. Restaurant Properties Lincoln LTD., and U.S. Restaurant Properties Norman LTD. Collectively, these entities in addition to the Partnerships are referred to as the "Company". All of these entities are included in the consolidated financial statements.

      QSV Properties Inc. (formerly named U.S. Restaurant Properties, Inc.), is the Managing General Partner of the Partnership. The principal executive offices of the Company and the Managing General Partner are located at 5310 Harvest Hill Road, Suite 270, Dallas, Texas 75230. The telephone number is
(972) 387-1487, FAX (972) 490-9119.

STRATEGY

     Since the adoption of the amendments to the Partnership Agreement in March 1995, the Company's principal business objective has been to expand and diversify the Company's portfolio through frequent acquisitions of small to medium-sized portfolios of fast food and casual dining restaurant properties. The Company intends to achieve growth and diversification while maintaining low portfolio investment risk through adherence to proven acquisition criteria with a conservative capital structure. The Company intends to continue to expand its portfolio by acquiring triple net leased properties and structuring sale/leaseback transactions consistent with the following strategies:

     - FOCUS ON RESTAURANT PROPERTIES. The Company takes advantage of senior management's extensive experience in fast food and casual dining restaurant operations to identify new investment opportunities and acquire restaurant properties satisfying the Company's investment criteria. Management believes, based on its industry knowledge and experience, that relative to other real estate sectors, restaurant properties provide numerous acquisition opportunities at attractive valuations.

     - INVEST IN MAJOR RESTAURANT BRANDS. The Company intends to continue to acquire properties operated as major national and regional restaurant brands, such as Burger King-R-, Dairy Queen-R-, Hardee's-R- and Chili's-R- by competent, financially-stable operators. Certain of the Company Current Properties are also operated as Schlotzsky's-R-, Grandy's-R-, Pizza Hut-R-, KFC-R- and Taco Bell-R- restaurants and other brand named restaurants. Management believes, based on its industry knowledge and experience, that successful restaurants operated under these types of brands offer stable, consistent income to the Company with minimal risk of default or non-renewal of the lease and franchise agreement. As a result of its concentration on major national and regional brands, in the last three fiscal years, of all rental revenues due, more than 99.5% has been collected.

     - ACQUIRE EXISTING RESTAURANTS. The Company's strategy is to focus primarily on the acquisition of existing fast food and casual dining chain restaurant properties that have a history of profitable operations with a remaining term on the current lease of at least five years. The average remaining lease term for the Current Properties is 13 years. Management believes, based on its industry knowledge and experience, that acquiring existing restaurant properties provides a higher risk-adjusted rate of return to the Company than acquiring newly-constructed restaurants. However, a limited number of newly constructed restaurants have been acquired at a higher rate of return.

     - CONSOLIDATE SMALLER PORTFOLIOS. Management believes, based on its industry knowledge and experience, that pursuing multiple transactions involving smaller portfolios of restaurant properties (generally having an acquisition price of less than $3 million) results in a more attractive valuation because the size of such transactions generally does not attract large institutional property owners. Smaller buyers typically are not well capitalized and may be unable to compete for such transactions. Larger transactions involving multiple properties generally attract several institutional bidders, often resulting in a higher purchase price and lower investment returns to the purchaser. In certain circumstances, however, the Company has identified, evaluated and pursued portfolios valued at up to $50 million that present attractive risk/return ratios.

     - MAINTAIN CONSERVATIVE CAPITAL STRUCTURE. The Company has a policy of maintaining a ratio of total indebtedness of 50% or less to the greater of (i) the market value of all issued and outstanding Units plus total outstanding indebtedness ("Total Market Capitalization") or
       (ii) the original cost of all of the Company's properties as of the date of such calculation. The Company's ratio of total indebtedness to Total Market Capitalization was approximately 27% at December 31, 1996. The Company, however, may from time to time reevaluate its borrowing policies in light of then-current economic conditions, relative costs of debt and equity capital, market values of properties, growth and acquisition opportunities and other factors.

     - INVESTMENT CRITERIA. Since the previously approved amendments to the Partnership Agreements, the Company has acquired 224 restaurant properties. The Company intends to continue acquiring properties, including closing the acquisition of the Acquisition Properties currently under binding contracts. The Company will target the acquisition of properties of national and regional fast food or casual dining restaurant chains, which may include Burger King, that satisfy some or all of the following criteria:

         - The rent on such properties has produced cash flow that after deducting management fees, interest and debt amortization, or equity issuance, would improve the Company's existing cash flow per Partnership Unit.

         - The restaurant's annual sales would be in the highest 70% of the restaurants in that chain.

         - The restaurants would have historically generated at least the normal profit for restaurants in that chain and be projected to continue to generate a profit even if sales decreased by 10%.

         - The properties would be located where the average per capita income was stable or increasing.

         - The restaurant's franchisees would possess significant net worth and preferably operate multiple restaurants.

         - The properties would be in good repair and operating condition.

     Management receives acquisition proposals from a number of sources. The Company utilizes seven independent real estate professionals who assist the Company in examining and analyzing proposed acquisitions. These professionals are compensated principally upon the Company's closing of an acquisition of property. There can be no assurance that management will be able to identify properties that satisfy all or a significant number of the above criteria or that, if identified, the Company will be able to purchase such restaurant properties. When purchasing additional restaurant properties, the Company also intends to emphasize higher base rents and de-emphasize percentage rents.

     The Company believes that it can generate improved operating results as a result of the acquisition of additional properties and by making loans to tenants for the renovation and improvement of its properties. The Company also believes that expansion and diversification of its property portfolio to include more balance among restaurant brands will decrease its dependence on one chain.

     Since March 1995, the Company has acquired 224 restaurant properties in 35 states as of March 19, 1997. These properties include 54 Burger King restaurants properties, 40 Dairy Queen restaurants properties, 30 Grandy's restaurant properties, 26 Hardee's restaurants properties, 16 Bruegger's Bagels restaurant properties, 14 Pizza Hut restaurant properties, eight Chili's restaurant properties, eight Schlotzsky's restaurant properties, two KFC restaurant properties, one Taco Bell restaurant property and 25 other regional brand name restaurant properties. The Company has an additional 130 restaurant properties under contract for acquisition. Such properties represent 19 separate transactions in various stages of negotiation and due diligence and there can be no assurance that such transactions will be closed. Such acquisitions represent an aggregate consideration of $72 million. These properties include 76 Arby's restaurant properties, six Pizza Hut restaurant properties, four Hardee's restaurant properties, two Schlotzsky's restaurant properties, two Wendy's restaurant properties, one Bruegger's Bagels restaurant property and an additional 39 other restaurant properties operated under other tradenames.

     The Company believes that improving, expanding, rebuilding or replacing its restaurant properties is important. The Company has made and intends to make loans to tenants to renovate and improve their restaurants. In addition, the Company intends to purchase additional restaurant properties and related equipment and construct new properties.

     The Company believes that the Company can foster improved operating results at selected properties, encourage renewal of expiring leases and reduce the likelihood of having to rebuild the existing properties at the Company's expense if it assists tenants in repairing and updating their restaurants. The Company also believes that diversification of the Company's restaurant property portfolio would lessen the dependence of the Company's performance on one chain.

     The Company intends to finance the acquisition of additional properties principally by using borrowing capacity, on a secured recourse or non-recourse basis, of the Company's existing properties, through the issuance of additional Partnership Units, or the Company's $95 million revolving credit agreement with a syndicate of banks. The proceeds of any borrowing are expected to be used to acquire additional restaurant properties. The credit agreement expires December 28, 1998 and provides that borrowings under the agreement will bear interest at 180 basis points over the London Interbank Rate (LIBOR). The borrowings are secured by the Company's interest in the real estate and leases owned by the Company. At March 19, 1997, approximately $48 million remained available under the credit agreement. In addition, a $30 million increase to the line of credit is currently being negotiated as well as a $20 million private placement of equity. The Company believes that seller financing will not be available for the purchase of additional restaurant properties.

     During 1996, 384,836 Partnership Units were used to purchase 18 of the 184 properties in four separate transactions. Of the 384,836 Partnership Units issued, 324,575 Partnership Units are guaranteed to have a market value of $24 per unit two years from the transaction date, 28,261 Partnership Units are guaranteed to have a market value of $23 per unit three years from the transaction date and 32,000 Partnership Units are guaranteed to have a value of $25 per unit two years from the transaction date.

INDUSTRY

     Currently, approximately two-thirds of fast food restaurant operators lease their restaurant properties. Leasing enables a restaurant operator to reallocate funds to the improvement of current restaurants, the acquisition of additional restaurants or other uses.

     Management believes, based on its industry knowledge and experience, that the Company competes with numerous other publicly-owned entities, some of which dedicate substantially all of their assets and efforts to acquiring, owning and managing chain restaurant properties. The Company also competes with numerous private firms and private individuals for the acquisition of restaurant properties. In addition, there are a number of other publicly-owned entities that are dedicated to acquiring, owning and managing triple net lease properties. A majority of chain restaurant properties are owned by restaurant operators and real estate investors. Management believes, based on its industry knowledge and experiences that this fragmented market provides the Company with substantial acquisition opportunities. Management also believes that the inability of most small restaurant owners to obtain funds with which to compete for acquisitions as timely and inexpensively as the Company provides the Company with a competitive advantage when seeking to acquire a restaurant property.

     Approximately 53% of the Company's Current Properties consists of properties leased to operators of Burger King restaurants. Based on publicly-available information, Burger King is the second largest fast food restaurant system in the United States in terms of system wide sales. According to publicly-available information, there are approximately 6,900 Burger King restaurant units in the United States. With respect to the Burger King restaurants in the Company's portfolio, for the year-ended December 31, 1996, same-store sales (consisting of the stores included in the portfolio at January 1, 1995 and at December 31, 1996) increased 3.5% over the prior year.

RECENT DEVELOPMENTS

     RECENT ACQUISITIONS: Since January 1, 1996, the Company has acquired 208 restaurant properties for an aggregate purchase price of approximately $121 million. The acquired properties are leased on a triple net basis to operators of Burger King, Dairy Queen, Hardee's, Chili's, Schlotzsky's, Pizza Hut, Grandy's, Taco Bell, KFC and other brand name restaurants.

     PENDING ACQUISITIONS: At March 19, 1997, the Company had entered into binding agreements to purchase interests in 130 Acquisition Properties for an aggregate purchase price of approximately $72 million, including the purchase of 76 Arby's restaurant properties, six Pizza Hut restaurant properties, four Hardee's restaurant properties, two Schlotzsky's restaurant properties, two Wendy's restaurant properties, one Bruegger's Bagels restaurant property and an additional 39 other national and regional brand named restaurant properties. The Company intends to acquire the Acquisition Properties with both cash and Partnership Units. Approximately, 272,000 Partnership Units will be issued for Acquisition Properties. The cash portion of the acquisitions will be financed principally by utilizing the Company's line of credit. In addition, the Company intends to acquire $20 million through a private placement of equity.

     EXCHANGE OFFER REGISTRATION FILED: On February 7, 1997, a proxy statement for an exchange offer and registration statement was filed with the Securities and Exchange Commission. This filing pertains to an exchange of properties for Partnership Units. This exchange is currently valued at approximately $7,850,000.

     CREDIT FACILITIES: The Company's revolving credit agreement with a syndicate of banks was recently increased to $95 million. At March 19, 1997, approximately $48 million remained available for borrowings under the credit agreement (excluding $.4 million subject to outstanding letters of credit). The remaining balance is intended to be used for the financing of pending acquisitions.

     NOTES PAYABLE: On February 26, 1997, the Company issued $40,000,000 in notes payable. This includes $12,500,000 of 8.06% Series A Senior Secured Guaranteed Notes due January 31, 2000 and $27,500,000 of 8.30% Series B Senior Secured Guaranteed Notes due January 31, 2002. The proceeds were primarily utilized to reduce the amount outstanding under the line of credit and to improve the Company's cash position. The debt is collateralized by substantially all the assets of the Company. The collateral is pari passu with the company's revolving credit agreement.

     REIT CONVERSION: On February 7, 1997, the Company filed a proxy statement and registration statement with the Securities and Exchange Commission. The proxy statement and registration statement related to the proposed conversion of U.S. Restaurant Properties Master L.P. into a self-advised real estate investment trust (REIT). The conversion is subject to the approval of the limited partners.

     RECENT EVENTS: Since March 19, 1997, the Company purchased on Schlotzsky's restaurant property for a purchase price of $825,000.

DISTRIBUTIONS AND ALLOCATIONS

     CASH FLOW DISTRIBUTIONS. Net cash flow from operations of the Company that is distributed is allocated 98.02 percent to the Unitholders and 1.98 percent to the Managing General Partner until the Unitholders have received a simple (non-cumulative) annual return for such year equal to 12 percent of the Unrecovered Capital Per Partnership Unit (i.e., $20.00 (the original offering price in 1986) reduced by any prior distributions of net proceeds of capital transactions); then any distributed cash flow for such year is allocated 75.25 percent to the Unitholders and 24.75 percent to the Managing General Partner until the Unitholders have received a total simple (non-cumulative) annual return for such year equal to 17.5 percent of the Unrecovered Capital per Partnership Unit; and then any excess distributed cash flow for such year is allocated 60.4 percent to the Unitholders and 39.6 percent to the Managing General Partner. Thus, for example, until a further distribution of net proceeds of a capital transaction occurs (three such capital distributions have occurred to date, one in 1989 of $0.08 per unit, and two in 1993 totaling $0.24), the Unitholders receive 98.02 percent of any net cash flow distributed for each year until they have received distributions of $2.39 per Partnership Unit for such year; then the Unitholders receive 75.25 percent of any cash flow distributed for such year until they have received aggregate distributions of $3.49 per Partnership Unit for such year; and then the Unitholders receive 60.4 percent of any excess cash flow distributed for such year. The Company may retain otherwise distributable cash flow to the extent the Managing General Partner deems appropriate.

     DISTRIBUTIONS OF PROCEEDS FROM CAPITAL TRANSACTIONS. Net proceeds from financing and sales or other dispositions of the Properties (interim and liquidating) are allocated 98.02 percent to the Unitholders and 1.98 percent to the Managing General Partner until the Unitholders have received an amount equal to the Unrecovered Capital Per Partnership Unit (initially $20.00 per
Unit) plus a cumulative, simple return equal to 12 percent of the balance of their Unrecovered Capital Per Partnership Unit outstanding from time to time (to the extent not previously received from distributions of prior capital transactions); then such proceeds are allocated 75.25 percent to the Unitholders and 25.75 percent to the Managing General Partner until the Unitholders have received a total cumulative, simple return equal to 17.5 percent of the Unrecovered Capital Per Partnership Unit; and then such proceeds are allocated 60.4 percent to the Unitholders and 39.6 percent to the Managing General Partner. The Company may retain otherwise distributable net proceeds from financing and sales or other dispositions of the Properties to the extent the Managing General Partner deems appropriate.

     TAX ALLOCATIONS. Operating income and loss of the Company for each year generally is allocated between the Managing General Partner and the Unitholders in the same aggregate ratio as cash flow is distributed for that year. Gain and loss from a capital transaction generally is allocated among the Partners in the same aggregate ratio as net proceeds of the capital transaction are distributed except to the extent necessary to reflect capital account adjustments. In the case of both operating income or loss and gain or loss from capital transactions, however, the amount of such income, gain or loss allocated to the Managing General Partner and the Unitholders for the year will not necessarily equal the total cash distributed to the Managing General Partner and the Unitholders for such year. Upon the transfer of a Partnership Unit, tax items allocable thereto generally will be allocated among the transferor and the transferee based on the period during the year that each owned the Partnership Unit, with each Unitholder on the last day of the month being treated as a Unitholder for the entire month. The Managing General Partner intends to make a Section 754 election on behalf of the Company for the tax year ended December 31, 1996.

PAYMENTS TO THE MANAGING GENERAL PARTNER

     The Company pays the Managing General Partner a non-accountable annual allowance. The annual allowance is adjusted annually to reflect any cumulative increases in the Consumer Price Index occurring after January 1, 1986 and increases annually for one percent of the purchase price for properties acquired. The 1996 annual allowance prior to the adjustment for 1996 Acquisition Properties equaled $679,998 for the year ended December 31,
1996.   The annual allowance for 1997 prior to the adjustment for 1997 acquisitions will be $1,765,643.  The allowance is paid quarterly, in arrears.

     To compensate the Managing General Partner for its efforts, with respect to the addition of properties, the Company will pay the Managing General Partner, with respect to each additional property purchased: (i) a one-time acquisition fee equal to one percent of the purchase price for such property and (ii) an annual fee equal to one percent of the purchase price for such property, adjusted for increases in the Consumer Price Index. For 1996, the one-time acquisition fee equaled $1,043,000 which was capitalized and the increase in the annual fee equaled $495,000. In addition, if the Rate of Return (as defined) on the Company's equity in all additional properties exceeds 12 percent per annum for any fiscal year, the Managing General Partner will be paid an additional fee equal to 25 percent of the cash flow received with respect to such additional properties in excess of the cash flow representing a 12 percent Rate of Return thereon. This excess fee
equaled $93,000 for 1996.   See "Item 1. Business. - Distributions and
Allocations - Cash Flow Distributions." and "Item 13. Certain Relationships and Related Transactions."

     Except as provided above, such payments are in addition to distributions made by the Company to the Managing General Partner in its capacity as partner in the Company.

EMPLOYEES AND MANAGEMENT

     On March 19, 1997, the Company and the Managing General Partner had 17 employees. The Company and Managing General Partner believe that relations with its employees are good. In addition, the Managing General Partner hired other parties in connection with the operations of the Company and the Properties. The Company may pay or reimburse the Managing General Partner for payments to affiliates for goods or other services if the price and the terms for providing such goods or services are fair to the Company and not less favorable to the Company than would be the case if such goods or services were obtained from or provided by an unrelated third party. In addition, the Managing General Partner obtains certain services, including investor tax reporting services, audit services, depository and transfer agent services, banking services, legal services, consultant services and printing services from unrelated third parties.

REVOLVING LINE OF CREDIT AND LOANS TO COMPANY

     The Managing General Partner has agreed to make available to the Company an unsecured, interest-free, revolving line of credit in the principal amount of $500,000 to provide the Company with necessary working capital to minimize or avoid seasonal fluctuation in the amount of quarterly cash distributions. The Managing General Partner is not required, however, to make financing available under this line of credit before the Company obtains other financing, whether for acquisitions, reinvestment, working capital or otherwise.

     No loans from the Managing General Partner were outstanding at any time during the three years ended December 31, 1996.

CONFLICTS OF INTEREST AND INDEPENDENT CONSULTANT

     The Company is subject to various conflicts of interest arising out of its relationship with the Managing General Partner including the ability to acquire for its own account properties of the type sought to be purchased by the Company as part of its expanded business plan and the fees to be paid to the Managing General Partner in respect of additional restaurant properties acquired by the Company. As a result of such conflicts, certain actions or decisions of the Managing General Partner may have an adverse effect on the interests of the Unitholders although the grant to the Managing General Partner of options to purchase Partnership Units in connection with the recent amendments to the Partnership Agreement was intended to mitigate such conflicts of interest.


FIDUCIARY RESPONSIBILITIES OF THE MANAGING GENERAL PARTNER AND
INDEMNIFICATION

     The Partnership Agreement provides that the Managing General Partner and its affiliates, officers, directors, agents, and employees will not be liable to the Company or to any of the Unitholders for any actions that do not constitute actual fraud, gross negligence, or willful or wanton misconduct if the Managing General Partner or such other person acted (or failed to act) in good faith and in a manner it believes to be in, or not opposed to, the interest of the Company. Therefore, the Unitholders have a more limited right against the Managing General Partner than they would have absent the limitations in the Partnership Agreement. The Company also indemnifies the Managing General Partner and such persons and entities against all liabilities, costs, and expenses (including legal fees and expenses) incurred by the Managing General Partner or any such person or entity arising out of or incidental to the business of the Company, including without limitation, liabilities under the federal and state securities laws if (i) the Managing General Partner or such person or entity acted (or failed to act) in good faith and in a manner it believed to be in, or not opposed to, the interests of the Company and, with respect to any criminal proceedings, had no reasonable cause to believe such conduct was unlawful; and (ii) the conduct of the Managing General Partner or of such person or entity did not constitute actual fraud, gross negligence, or willful or wanton misconduct.
A successful indemnification of the Managing General Partner could deplete the assets of the Company unless the Company's indemnification obligation is covered by insurance. The Company's indemnification obligation is currently not covered by insurance. No determination has been made whether to attempt to secure such insurance, which may not be available at a reasonable price or at all. Any Unitholder who recovers from any indemnified party an amount for which the indemnified party is entitled to indemnification will be personally liable to the Company and the indemnified party (in aggregate) for and to the extent of such amount.

     Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to persons controlling the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a controlling person of the Company in the successful defense of any action, suit or proceeding) is asserted by such controlling person, the Company will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

COMPETITION

     The restaurants operated on the properties are subject to significant competition (including, for example, competition from other national and regional "fast food" restaurant chains, other BK Restaurants (including mobile restaurants), local restaurants, restaurants owned by BKC or affiliated entities, national and regional restaurant chains that do not specialize in "fast food" but appeal to many of the same customers as do "fast food" restaurants, and other competitors such as convenience store and supermarkets that sell ready-to-eat food. The success of the Company depends, in part, on the ability of the restaurants operated on the properties to compete successfully with such businesses. The Company does not anticipate that it will seek to engage directly in or meet such competition. Instead, the Company will be dependent upon the experience and ability of the lessees operating the restaurants located on the properties and, with respect to its BK Properties, the BKC system generally to compete with these other restaurants and similar operations. The Company believes that the ability of its lessees to compete is affected by their compliance with the image requirements at their restaurants.

REGULATIONS

     The Company, through its ownership of interests in and management of real estate, is subject to various environmental, health, land-use and other regulation be federal, state and local governments that affects the development and regulation of restaurant properties. The Company's leases impose the primary obligation for regulatory compliance on the operators of the restaurant properties.

ENVIRONMENTAL REGULATION. Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances releases on or within its property. Such liability may be imposed without regard to whether the owner or operator knew of, or caused the release of the hazardous substances. In addition to liability for cleanup costs, the presence of hazardous substances on a property could result in the owner or operator incurring liability as a result of a claim by an employee or another person for personal injury or a claim by an adjacent property owner for property damage.

     In connection with the Company's acquisition of a new property, a Phase I environmental assessment is obtained. A Phase I environmental assessment involves researching historical usages of a property, databases containing registered underground storage tanks and other matters including an on-site inspection to determine whether an environmental issue exits with respect to the property which needs to be addressed. If the results of a Phase I environmental assessment reveal potential issues, a Phase II assessment which may include soil testing, ground water monitoring or borings to locate underground storage tanks, is ordered for further evaluation and, depending upon the results of such assessment, the transaction is consummated or the acquisition is terminated.

     The Company is not currently a party to any litigation or administrative proceeding with respect to any property's compliance with environmental standards. Furthermore, the Company is not aware of nor does it anticipate any such action, or the need to expend any of its funds, in the foreseeable future in connection with its operations or ownership of existing properties which would have a material adverse affect upon the Company's financial position, operations or cash flow.

     NEW ACCOUNTING PRONOUNCEMENTS. In 1996 the American Institute of Certified Public Accountants issued Statement of Position 96-1,
"Environmental Remediation Liabilities", ("SOP 96-1"), which provides guidance for the recognition, measurement, display and disclosure of environmental remediation liabilities.

The Company will adopt the provisions of SOP 96-1 in 1997, as required, and does not expect such adoption to have a material impact on its results of operations, financial position, or cash flows.

     AMERICANS WITH DISABILITIES ACT ("ADA"). Under the ADA, all public accommodations, including restaurants, are required to meet certain federal requirements relating to physical access and use by disabled persons. A determination that the Company or a property of the Company is not in compliance with the ADA could result in the imposition of fines, injunctive relief, damages or attorney's fees. The Company's leases contemplate that compliance with the ADA is the responsibility of the operator. The Company is not currently a party to any litigation or administrative proceeding with respect to a claim of violation of the ADA and does not anticipate any such action or proceeding that would have a material adverse effect upon the Company.

     LAND-USE: FIRE AND SAFETY REGULATIONS. In addition, the Company and its restaurant operators are required to operate the properties in compliance with various laws, land-use regulations, fire and safety regulations and building codes as may be applicable or later adopted by the governmental body or agency having jurisdiction over the location of the property or the matter being regulated. The Company does not believe that the cost of compliance with such regulations and laws will have a material adverse effect upon the Company.

     HEALTH REGULATIONS. The restaurant industry is regulated by a variety of state and local departments and agencies, concerned with the health and safety of restaurant customers. These regulations vary by restaurant location and type (i.e., fast food or casual dining). The Company's leases provide for compliance by the restaurant operator with all health regulations and inspections and require that the restaurant operator obtain insurance to cover liability for violation of such regulations or the interruption of business due to closure caused by failure to comply with such regulations. The Company is not currently a party to any litigation or administrative proceeding with respect to the compliance with health regulations of any property it finances, and does not anticipate any such action or proceeding that would have a material adverse effect upon the Company.

     INSURANCE. The Company requires its lessees to maintain adequate comprehensive liability, fire, flood and extended loss insurance provided by reputable companies with commercially reasonable and customary deductibles. The Company also requires that it be named as an additional insured under such policies. Certain types and amounts of insurance are required to be carried by each restaurant operator under the leases with the Company, and the Company actively monitors tenant compliance with this requirement. The Company intends to require lessees of subsequently acquired properties to obtain similar insurance coverage. There are, however, certain types of losses generally of a catastrophic nature, such as earthquakes and floods, that may be either uninsurable or not economically insurable, as to which the Company's properties are at risk depending on whether such events occur with any frequency in such areas. An uninsured loss could result in a loss to the Company of both its capital investment and anticipated profits from the affected property. In addition, because of coverage limits and deductibles, insurance coverage in the event of a substantial loss may not be sufficient to pay the full current market value or current replacement cost of the Company's investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make using insurance proceeds to replace a facility after it has been damaged or destroyed infeasible. Under such circumstances, the insurance proceeds received by the Company might be inadequate to restore its economic position with respect to such property.

COMPANY AGREEMENT

     All Unitholders are bound by the terms and conditions of the Partnership Agreement (including, without limitation, provisions thereof relating to conflicts of interest, limitations on liability, and indemnification of the Managing General Partner), a copy of which is available upon request (without charge) at the offices of the Company or the Transfer Agent, American Stock Transfer and Trust Company, 40 Wall Street, New York, NY 10005.

ITEM 2.  PROPERTIES

GENERAL

     The Company acquired 128 properties from BKC on February 27, 1986 for a total purchase price of $94,592,000. From such date through March 1995, five of such properties were sold or leases on such properties were allowed to expire and were not renewed.

     Since the business strategy of the Company was changed in March 1995 as a result of the amendments to the Partnership agreement, the Company has acquired 224 restaurant properties in 35 states. Of such properties, 54 are Burger King restaurant properties, 40 Dairy Queen restaurant properties, 30 Grandy's restaurant properties, 26 Hardee's restaurant properties, 16 Bruegger's Bagels restaurant properties, 14 Pizza Hut restaurant properties, eight Chili's restaurant properties, eight Schlotzsky's restaurant properties, two KFC restaurant properties, one Taco Bell restaurant property and 25 other regional brand name restaurant properties. The Company has an additional 130 restaurant properties under contract for acquisition. Such properties represent 19 separate transactions in various stages of negotiation and due diligence and there can be no assurance that such transactions will be closed. Such acquisitions represent an aggregate consideration of $72 million which includes the value of approximately 272,000 Partnership Units. These Acquisition Properties include 76 Arby's restaurant properties, six Pizza Hut restaurant properties, four Hardee's restaurant properties, two Schlotzsky's restaurant properties, two Wendy's restaurant properties, one Bruegger's Bagels restaurant property and an additional 39 other restaurant properties.

     The equipment, furniture, fixtures, and other similar personal property used on the Properties generally is owned or leased from third parties by the lessee of the property; however, the equipment used in 62 restaurant properties is owned by the Company.

PROPERTIES

     As of March 14, 1997, the Company property portfolio consisted of 329 Properties that are owned in fee simple or leased under leases with third party lessors. The table below lists the number of Properties in each state and related brand name.

                   Burger           Dairy                          Pizza               Taco           Total
State               King   Chili's  Queen  Grandy's  Hardee's  KFC  Hut  Schlotzsky's  Bell  Other  Properties
-----              ------  -------  -----  --------  --------  --- ----- ------------  ----  -----  ----------
Alabama..........     1                                 1             1                                  3
Arizona..........     6       1                                                                          7
Arkansas.........    13                                               1                                 14
California.......    16                                                                         1       17
Colorado.........     3                                                                                  3
Connecticut......     3                                                                                  3
Delaware.........     1                                                                                  1
Florida..........     6                                                                         7       13
Georgia..........     7                                23             1                                 31
Idaho............             1                                                                          1
Illinois.........     1                                                                         1        2
Indiana..........     2                                                        1                         3
Iowa.............     2                                                                                  2
Kansas...........     2                                                                                  2
Kentucky.........     3                                                                                  3
Louisiana........                                                     2                                  2
Maine............     4                                                                                  4
Maryland.........     2                                               1                                  3
Massachusetts....     3                                                                                  3
Michigan.........     4                                                                                  4
Minnesota........     1                                                                                  1
Mississippi......     2                                                                                  2
Missouri.........     3                                                                         1        4
Montana..........     1                                                                                  1
Nebraska.........     1       1                                                                          2
Nevada...........     1                                                                                  1
New Jersey.......     5                                                                                  5
New Mexico.......     1       1               1                                                          3
New York.........     5                                                                                  5
North Carolina...     9                                                        4                        13
Ohio.............     9                                                                                  9
Oklahoma.........     3                       7                       1                         1       12
Oregon...........     5                                                                                  5
Pennsylvania.....    13                                               1                                 14
South Carolina...     7                                 2                                       1       10
Tennessee........     3                                               2                                  5
Texas............    10       2       40     22                  2    2        3          1    15       97
Utah.............             1                                                                          1
Vermont..........     1                                                                                  1
Virginia.........                                                     1                                  1
Washington.......     7                                                                                  7
West Virginia....     2                                               1                                  3
Wisconsin........     5                                                                                  5
Wyoming..........             1                                                                          1
                    ---     ---      ---    ---       ---      ---  ---      ---        ---   ---       ---
Total............   173       8       40     30        26        2   14        8          1    27       329
                    ---     ---      ---    ---       ---      ---  ---      ---        ---   ---       ---
                    ---     ---      ---    ---       ---      ---  ---      ---        ---   ---       ---
Percentage.......    53%      2%      12%     9%        8%       1%   4%       2%         1%    8%      100%
                    ---     ---      ---    ---       ---      ---  ---      ---        ---   ---       ---
                    ---     ---      ---    ---       ---      ---  ---      ---        ---   ---       ---

LEASES WITH RESTAURANT OPERATORS

     The Company's strategy is to acquire operating properties rather than developing new properties, although the Company has begun to acquire newly constructed properties. Typically, the Company acquires a property that has been operated as a fast food or casual dining restaurant and that is subject to a lease with a remaining term of five to 20 years and a co-terminus franchise agreement. Management believes, based on its experience, that this strategy reduces the Company's financial risk because the restaurant operated on such property has a proven operating record that mitigated the risk of default or non-renewal under the lease. The Company's current properties have remaining lease terms ranging from one to 28 years.

     Substantially all of the Company's existing leases are "triple net," which means that the tenant is obligated to pay all costs and expenses, including all real property taxes and assessments, repairs and maintenance and insurance. The Company's leases provide for a base rent plus a percentage of the restaurant's sales in excess of a threshold amount. The triple net lease structure is designed to provide the Company with a consistent stream of income without the obligation to reinvest in the property. For the year ended December 31, 1996, base rental revenues and percentage rental revenues represented 67% and 33%, respectively, of total gross rental revenues. Management intends to renew and restructure leases to increase the percentage of total rental revenues derived from base rental revenues and decrease the percentage of total revenues from percentage rental revenues. In addition, to encourage the early renewal of existing leases the Company has offered certain lessees remodeling grants and financing. To date, the Company has renewed 31 leases early under this program. Management considers the grants and financing to be prudent given the increased sales resulting at the remodeled restaurants and the lower costs incurred because of the early lease renewals.

     The Company generally acquires properties from third party lessors or from operators in a sale/leaseback transaction in which the operator sells the property to the Company and enters into a long-term lease (typically 20 years). A sale/leaseback transaction is attractive to the operator because it allows the operator to realized the value of the real estate while retaining occupancy for the long term. A sale/leaseback transaction may also provide specific accounting, earnings and market value benefits to the selling operator. For example, the lease on the property may be structured by the tenant as an off-balance sheet operating lease, consistent with Financial Accounting Standards Board rules, which may increase the operator's earnings, net worth and borrowing capacity. The following table sets forth certain information regarding lease expirations for the Company's properties as of March 14, 1997.

                         LEASE EXPIRATION SCHEDULE

                  NUMBER OF LEASES               NET RENTAL
YEAR                 EXPIRING      % OF TOTAL    INCOME (1)   % OF TOTAL
                     --------      ----------    ----------   ----------
1997..................   2               1        $   119           1
1998..................   8               2            546           2
1999..................  23               7          1,750           7
2000..................  33              10          1,969           8
2001-05...............  94              29          7,344          30
2006-10...............  23               7          1,629           7
2011-15...............  11               3          1,208           5
2016-25............... 134              41          9,596          40
                       ---             ---        -------         ---
                       328             100%       $24,161         100%
                       ---             ---        -------         ---
                       ---             ---        -------         ---

_____________

(1) Net rental income (in thousands) equals the current annualized rentals (including any percentage rents based upon sales in 1996), less annualized ground rents.

OWNERSHIP OF REAL ESTATE INTERESTS

     Of the 346 restaurant properties that the Company owns at March 19, 1997, the Company owns both the land and the restaurant building in fee simple on 301 of such properties (the "Fee Properties"), the company owns the land and the tenant owns the building on 14 of such properties and the Company leases the land, the building or both from a third-party lessor on 79 of such properties (the "Leasehold Properties"). The Company owns the land only on 31 properties.

     Of the 79 Leasehold Properties, 14 are properties on which the Company leases from a third party both the underlying land and the restaurant building and the other improvements thereon (the "Primary Leases") and then sublease the property to the restaurant operator. Under the terms of the remaining 65 Leasehold Properties ("the Ground Leases"), the Company leases the underlying land from a third party and owns the restaurant building and the other improvements constructed thereon. In any event, upon expiration or termination or a Primary Lease or Ground Lease, the owner of the underlying land generally will become the owner of the building and all improvements thereon. The remaining terms of the Primary Leases and Ground Leases range from one to 21 years. With renewal options exercised, the remaining terms of the Primary Leases and Ground Leases range from five to 35 years, with the average remaining term being 21 years.

     The terms and conditions of each Primary Lease and each Ground Lease vary substantially. Each Primary Lease and each Ground Lease, however, have certain provisions in common, including that: (i) the initial term is 20 years or less, (ii) the rentals payable are stated amounts that may escalate over the terms of the Primary Leases and Ground Leases, (and/or during renewal terms), but normally are not based upon a percentage of sales of the restaurants thereon, and (iii) the Company is required to pay all taxes and operating, maintenance and insurance expenses for the Leasehold Properties. In addition, under substantially all of the leases the Company may renew the term one or more times at its option (although the provisions governing any such renewal vary significantly and some renewal options are at a fixed rental amount while others are at fair rental value at the time of renewal). Several Primary Leases and Ground Leases also give the owner the right to require the Company, upon the termination or expiration thereof, to remove all improvements situated on the property.

     Although the Company, as lessee under each Primary Lease and Ground Lease, generally has the right to assign or sublet all of its rights and interests thereunder without obtaining the landlord's consent, the Company is not permitted to assign or sublet any of its rights or interest under 22 Primary Leases and Ground Leases without obtaining the landlord's consent or satisfying certain other conditions. In addition, approximately 20% of the Primary Leases and Ground Leases require the Company to use such Leasehold Properties only for the purpose of operating a Burger King restaurant or another type of restaurant thereon. In any event, no transfer will release the Company from any of its obligations under any Primary Lease or Ground Lease, including the obligation to pay rent.

     The Company leases or subleases 158 of its 346 existing restaurant properties to BKC franchisees under a lease/sublease, pursuant to which the franchisee is required to operate a Burger King restaurant thereon in accordance with the lessee's franchise agreement and to make no other use thereof. Upon its acquisition of such properties, the Company assumed the rights and obligations of BKC under the leases/subleases.

     Although the provisions of BKC's standard form of lease to franchisees have changed over time, the material provisions of the leases/subleases generally are substantially similar to BKC's current standard form of lease (except to the extent that BKC has granted rent reductions or deferrals or made other lease modifications to alleviate or lessen the impact of business or other economic problems that a franchisee may have encountered). The leases/subleases generally provide for a term of 20 years from the date of the opening of the restaurant and do not grant the lessee any renewal or purchase options. The Company, however, is required under the Partnership Agreements to renew a lease/sublease if BKC renews or extends the lessee's franchisee agreement. The Company believes that BKC's policy generally is to renew a franchise agreement if BKC determines that economic and other factors justify renewal or extension and the franchisee has complied with all obligations under the franchise agreement. The remaining terms of all the BKC leases/subleases currently range from one to 28 years, with the average remaining term being nine years.

USE AND OTHER RESTRICTIONS ON THE OPERATION AND TRANSFER OF BURGER KING RESTAURANT PROPERTIES

     The Company was originally formed for the purpose of acquiring all BKC's interests in the original portfolio and leasing or subleasing them to BKC franchisees under the leases/subleases. Accordingly, the Partnership Agreements contain provisions that state, except as expressly permitted by BKC, that the Company may not use such properties for any purpose other than to operate a Burger King restaurant. In furtherance thereof, the Partnership Agreements: (i) require the Company, in certain specified circumstances, to renew or extend a lease/sublease and enter into a new lease with another franchisee of BKC, to approve an assignment of a lease/sublease, to permit BKC to assume a lease/sublease at any time and to renew a Primary Lease, and (ii) impose certain restrictions and limitations upon the Company's ability to sell, lease or otherwise transfer any interest in such properties. The Partnership Agreements require the Company to provide BKC notice of default under a lease/sublease and an opportunity to cure such default prior to taking any remedial action. The Partnership Agreements also require the Company under certain circumstances to provide tenants with assistance with remodeling costs. Such terms with respect to such properties imposed on the Company by the Partnership Agreements may be less favorable than those imposed upon other lessors of Burger King restaurants. BKC has advised the Company that is intends to waive or not impose certain of the restrictive provisions contained in the Partnership Agreements and the Company is discussing BKC's position with BKC to clarify such provisions.

RESTAURANT ALTERATIONS AND RECONSTRUCTION

     The Company believes that improving, expanding, rebuilding or replacing its restaurant properties from time to time is important.
In addition to normal maintenance and repair requirements, each franchisee is required under BKC's franchise agreement and lease/sublease, at its own cost and expense, to make such alterations to a Burger King restaurant as may be reasonably required by BKC from time to time to modify the appearance of the restaurant to reflect the then current image requirements for Burger King restaurants. Most of the properties that are operating as Burger King restaurants are 15 to 20 years old. The Company believes that many of these properties require substantial improvements to maximize sales and that their condition is below BKC's current image requirements.

     To encourage the early renewal of existing leases/subleases, the Company recently established an "early renewal program" whereby the Company has offered to certain tenants the right to renew existing leases/subleases for up to an additional 20 years. The purpose of this program is to extend the term of existing leases/subleases prior to the end of the lease term and enhance the value of the underlying property to the Company. As a result of this program, the Company has extended the leases term for 31 leases/subleases.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, the Company is involved in litigation relating to claims arising in the ordinary course of business. Currently, the Company is not a party to any material litigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to Unitholders in the quarter ended December 31, 1996.

                                   PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Partnership's Units are traded on the New York Stock Exchange under the symbol "USV". Quarterly distributions are declared for payment early in the next calendar quarter. The high and low sales prices of the Units and the distributions declared and paid during each calendar quarter of 1995 and 1996 and through March 14, 1997 are set forth below:

                                       MARKET PRICE
                                    ------------------             DISTRIBUTIONS
    1997                             HIGH        LOW       CLOSE     DECLARED
    ----                           -------    -------    -------  -------------

First Quarter (through March 14)    $30 7/8    $27 1/8    $28 1/4     $ .50

    1996
    ----
First Quarter                        23 3/8     19 1/2     23 3/8     $ .44
Second Quarter                       25         21 5/8     23           .47
Third Quarter                        25 5/8     21 1/2     24 3/4       .48
Fourth Quarter                       28 1/4     22 5/8     27 3/4       .485
                                                                      ------
                                                                      $1.875

     1995
     ----
First Quarter                        16 1/2     14 1/4     16 1/8     $ .42
Second Quarter                       17 1/8     15 3/4     17 1/8       .42
Third Quarter                        18 7/8     16 3/4     18 3/8       .42
Fourth Quarter                       20 1/4     18         19 3/4       .43
                                                                      ------
                                                                      $1.69

     As of March 14, 1997, there were 1,806 holders of record in the Partnership.

     In July 1995, the Company announced its intention to repurchase up to 300,000 Partnership Units. Through December 31, 1996, the Company had purchased 30,000 Partnership Units and no further repurchases have been made or are presently contemplated.

ITEM 6.  SELECTED FINANCIAL DATA.


                                             YEARS ENDED DECEMBER 31,
                                ------------------------------------------------
                                       (IN THOUSANDS, EXCEPT PER UNIT DATA)

                                  1996       1995      1994      1993      1992
                                --------   -------   -------   -------   -------

     Total revenues             $ 18,324   $ 9,780   $ 8,793   $ 8,332   $ 8,489

     Net income                    7,473     5,223     4,933     4,528     2,486

     Net income allocable
     to unitholders                7,325     5,119     4,834     4,437     2,436

     Net income per unit            1.20      1.10      1.04      0.96      0.53

     Cash distributions
     declared per unit             1.875      1.69      1.56      1.72*     1.56

     ----------------------
     * Includes special capital transaction distributions of $.24.


                                                  DECEMBER 31,
                                ------------------------------------------------
                                       (IN THOUSANDS, EXCEPT PER UNIT DATA)

                                  1996       1995      1994      1993      1992
                                --------   -------   -------   -------   -------

     Total assets               $177,418   $71,483   $62,889   $65,322   $69,087
     Lines of credit              69,486    10,931       ---       ---       ---
     Capitalized lease
     obligations                     362       563       775       966     1,138

     Partners' capital           104,283    59,312    61,669    64,114    67,717
     --general partners            1,163     1,241     1,308     1,357     1,430
     --limited partners          103,120    58,071    60,361    62,757    66,287
     --per unit                    14.96     12.46     13.02     13.54     14.30

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS.

     Revenues in 1996 totaled $18,324,000 up 87 percent from the $9,780,000 recorded in 1995 and up 108 percent from the $8,793,000 recorded in 1994. Revenues in 1995 were up 11 percent from the revenues recorded in 1994. The increase in revenues is primarily due to the acquisition of 16 restaurant properties throughout 1995 and 184 restaurant properties throughout 1996. No additions were made to the portfolio in 1994. In addition, sales increased each year as indicated below and the straight-lining of escalating rent in 1996 contributed to a 3 percent increase in total revenues. In 1995 and 1994 straight-lining of rents did not apply.

     Total comparable sales in the restaurants located on the Company's real estate were $133,556,000 in 1996, $129,100,000 in 1995, and $120,543,000 in
1994. The comparable store sales relate to the original Burger King portfolio in which revenues are not only in the form of minimum base rents but also percentage rents that are paid in relation to actual sales of each restaurant property.

     Taxes, general and administrative expenses totaled $2,461,000 up 73 percent from the $1,419,000 recorded in 1995 and up 115 percent from the $1,144,000 recorded in 1994. An increase in the management fee of $585,000 and expenses that directly correspond to the active growth of the Company were the primary reasons for increased general and administrative expenses for the year ended December 31, 1996 as compared to December 31, 1995. An increase in expenses that directly corresponds to the active growth of the Company was the primary reason for the increase in general and administrative expenses for the year ended December 31, 1995 as compared to December 31, 1994.

     Depreciation and amortization expenses totaled $3,978,000 up 158 percent from the $1,541,000 recorded in 1995 and up 192 percent from the $1,361,000 recorded in 1994. These increases directly correlate to the property acquisitions.

     Rent expense totaled $2,080,000 up 48 percent from the $1,405,000 recorded in 1995 and up 54 percent from the $1,348,000 recorded in 1994. The increase in rent expense directly correlates to the property acquisitions. Twenty-seven (27) of the 200 properties purchased in 1995 and 1996 were leasehold properties.

     Interest expense, net of interest income, totaled $2,364,000 up from the $192,000 in 1995 and up from the $(4) in 1994. The increase in interest expense directly correlates to the additional property debt associated with the acquisitions. No amounts were borrowed in 1994.

     There was no write down of assets and intangible values relating to closed properties during 1996 and 1995. A write down of $11,000 was made in 1994.

     A restaurant property was sold for $825,000 at a gain of $590,000. The sales price consisted of $82,500 in cash plus a $742,500 note receivable.
The note receivable is due on November 1, 1998. The gain on sale has been deferred and is being accounted for under the cost recovery method. In addition, equipment located at a restaurant property was sold for $50,000 and a $32,000 gain was recognized.

     Net income allocable to Unitholders in 1996 was $7,325,000 or $1.20 per Partnership Unit, up 9 percent or 10 cents per Unit from $5,119,000 or $1.10 per Partnership Unit achieved in 1995. The 1995 results were up 6 percent or 6 cents per Partnership Unit from the 1994 results. Excluding provisions for write down or dispositions of properties, net income allocable to Unitholders was $1.20 in 1996, $1.10 in 1995 and $1.04 in 1994.

     Regular cash distributions to the Limited Partners for 1996 totaled $1.935 per Partnership Unit with .47 cents per Partnership Unit paid in the first quarter, $.48 cents per Partnership Unit paid in the second quarter, $.485 cents per Partnership Unit paid in the third quarter, and .50 cents in the fourth quarter. Total cash distributions to Unitholders in 1995 and 1994 were $1.71 and $1.61 per Partnership Unit, respectively.

CASH FLOW FROM OPERATIONS BASED UPON TAXABLE INCOME

     The Company generally considers "cash flow from operations based upon taxable income" to be an appropriate measure of performance. "Cash flow from operations based upon taxable income" is calculated as the sum of taxable income plus charges for depreciation and amortization. All leases are treated as operating leases for taxable income purposes which results in a reconciling item from "cash flow from operating activities". In addition, "cash flows from operations based upon taxable income" does not consider changes in working capital items as a result; cash flow from operations based upon taxable income should not be considered as an alternative to net income determined in accordance with generally accepted accounting principles as an indication of the Partnership's performance or as an alternative to cash flow determined in accordance with generally accepted accounting principles as a measure of liquidity. The Partnership believes that "cash flow from operations based upon taxable income" is important because taxable income flows through to the partners and it is the most consistent indication of cash generated by operations and eliminates the fluctuations of working capital. "Cash flow from operations based upon taxable income" on a tax basis allocable to Unitholders in 1996 was $2.09 per Partnership Unit, up $.31 cents per Partnership Unit from 1995. In 1995, "cash flow from operations based upon taxable income" was $1.78 per Partnership Unit, up 13 cents per Partnership Unit from the $1.65 achieved in 1994.

LIQUIDITY AND CAPITAL RESOURCES.

     The Company's principal source of cash to meet its cash requirements is rental revenues generated by the Company's properties. Cash generated by the portfolio in excess of operating needs is used to reduce amounts outstanding under the Company's credit agreements. Cash in excess of distributions is used to cover payment of quarterly distributions to the Unitholders. Currently, the Company's primary source of funding for acquisitions is its existing revolving line of credit. The Company anticipates meeting its future long-term capital needs through the incurrence of additional debt, the issuance of additional Units, and a private placement of equity, along with cash generated from internal operations.

     The Company, as of March 19, 1997, has approximately $48 million available under its $95 million line of credit with a syndicate of banks (excluding $ .4 million subject to letters of credit). This line of credit is secured by the Company's real estate including its leasehold interests. The Company may request advances under this line of credit to finance the acquisition of restaurant properties, to repair and update restaurant properties and for working capital. The banks will also issue standby letters of credit for the account of the Company under this loan facility. This credit agreement expires on December 28, 1998 and provides that borrowings thereunder bear interest at 180 basis points over the London Interbank Offered Rate (LIBOR). Interest expense for 1996 and 1995 equaled $2,364,000 and $192,000, respectively. During 1996, the Company also had a $20 million mortgage warehouse facility from Morgan Keegan Mortgage Company, Inc., which was secured by certain Company properties. As of March 19, 1997, the balance due to Morgan Keegan Mortgage Company was zero and there were no available draws. The borrowings thereunder beared interest at the rate of 300 basis points over LIBOR. The proceeds from this facility were used to finance the acquisition and purposed acquisition of various restaurant properties owned by the U.S. Properties Business Trust I and II.

     Pursuant to the Partnership Agreement, the Managing General Partner is required to make available to the Company an unsecured, interest-free, revolving line of credit in the principal amount of $500,000 to provide the Company with necessary working capital to minimize or avoid seasonal fluctuation in the amount of quarterly cash distributions. The Managing General Partner is not required, however, to make financing available under this line of credit before the Company obtains other financing, whether for acquisitions, reinvestment, working capital or otherwise. The Managing General Partner may make other loans to the Company. Each loan must bear interest at a rate not to exceed the Morgan Guaranty Trust Company of New York prime rate plus 1% or the highest lawful rate (whichever is less), and in no event may any such loan be made on terms and conditions less favorable to the Company than it could obtain from unaffiliated third parties or banks for the same purpose. To management's knowledge, no loans have ever been made pursuant to these arrangements and no loans were made or outstanding at any time during each of the three years ended December 31, 1996.

     The Partnership paid distributions in 1996 of $1.875 per Partnership Unit, which represented 90% of cash flow from operations based upon taxable income. The Partnership paid distributions for the first quarter of 1997 of $ .50 cents per Partnership Unit. Management intends to distribute from 75% to 95% of the estimated cash generated from operations within the general objective of continued annual growth in the distributions. The Partnership expects to maintain such distribution rate for the foreseeable future based upon actual results of operations, the financial condition of the Partnership, capital or other factors management deems relevant. During 1996, the Partnership distributed an aggregate of $11,167,000 to its Unitholders.

INFLATION

     Some of the Company's leases are subject to adjustments for increases in the Consumer Price Index, which reduces the risk to the Company of the adverse effects of inflation. Additionally, to the extent inflation increases sales volume, percentage rents may tend to offset the effects of inflation on the Company. Because triple net leases also require the restaurant operator to pay for some or all operating expenses, property taxes, property repair and maintenance costs and insurance, some or all of the inflationary impact of these expenses will be borne by the restaurant operator and not by the Company.

     Operators of restaurants, in general, possess the ability to adjust menu prices quickly. However, competitive pressures may limit a restaurant operator's ability to raise prices in the face of inflation.

SEASONALITY

     Fast food restaurant operations historically have been seasonal in nature, reflecting higher unit sales during the second and third quarters due to warmer weather and increase leisure travel. This seasonality can be expected to cause fluctuations in the Partnership's quarterly unit revenue to the extent if receives percentage rent.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-K.

     This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to property acquisitions and conversion to a real estate investment trust. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Partnership. Although the Partnership believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore there can be no assurance that the forward-looking statement included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Partnership or any other person that the objectives and plans of the Partnership will be achieved.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial information and supplementary data begin on page F-1 of this Annual Report on Form 10-K. Such information is incorporated herein by reference into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Registrant is a limited Partnership (of which QSV Properties, Inc. is the Managing General Partner) and has no directors or officers. The executive officers of the Managing General Partner are Robert J. Stetson, President and Chief Executive Officer, and Fred H. Margolin, Chairman of the
Board, Secretary and Treasurer.   They have served in such positions and as
directors since the acquisition of the Managing General Partner on May 27, 1994. Messrs. Stetson and Margolin serve as executive officers of the Managing General Partner at the pleasure of its board of directors.

     Mr. Stetson is 46 years old. Since 1978, Mr. Stetson has been primarily engaged in restaurant chain management, including the acquisition and management of restaurant properties. From 1987 until 1992, Mr. Stetson served as a senior executive in restaurant and retailing subsidiaries of Grand Metropolitan PLC, the ultimate parent of Burger King. During this period, Mr. Stetson served as the Chief Financial Officer and later President
- Retail Division of Burger King and Chief Financial Officer and later Chief Executive Officer of Pearle Vision. As Chief Financial Officer of Burger King, Mr. Stetson was responsible for managing more than 750 restaurants that Burger King leased to tenants. Prior to 1987, Mr. Stetson served in several positions with PepsiCo Inc. and its subsidiaries, including Chief Financial Officer of Pizza Hut. In 1972, Mr. Stetson received a Bachelor of Arts degree from Harvard College. In 1975, Mr. Stetson received an M.B.A. from Harvard Business School.

     Mr. Margolin is 47 years old. In 1979, Mr. Margolin founded and became the President of American Eagle Premium Finance Company, one of the largest independent premium finance companies in Texas. From 1982 through 1988, Mr. Margolin developed and then leased or sold shopping centers having an aggregate cost of $50,000,000. In 1977, Mr. Margolin founded Intercon General Agency, a national insurance agency specializing in the development and marketing of insurance products for financial institutions. Mr. Margolin served as the Chief Executive Officer of Intercon General Agency from its inception until its sale to a public company in 1982. In 1971, Mr.
Margolin received a Bachelor of Science degree from the Wharton School of the University of Pennsylvania. In 1973, Mr. Margolin received an
M.B.A. from Harvard Business School.

     In addition to Messrs. Stetson and Margolin, the board of directors of the Managing General Partner consists of Messrs. Gerald
H. Graham, David Rolph, Darrel Rolph, and Eugene G. Taper. Each director serves a one-year term. Mr. Graham, age 59, is the Dean of the Barton School of Business at Wichita State University. David Rolph, age 48, and Darrel Rolph, age 59, own and operate the Tex-Mex restaurant chain, "Carlos O'Kelleys," which has 25 units, and were formerly one of the largest Pizza Hut franchisees. Mr. Taper, age 59, a certified public accountant, is a consultant and a retired partner, since 1993, of Deloitte & Touche LLP, an international public accounting firm.

     SECTION 16(a) REPORTS. Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires the Managing General Partner, its directors and executive officers, and persons who beneficially own more than 10 percent of the Partnership Units to file with the SEC initial reports of Partnership Unit ownership and reports of changes in ownership therein. The Managing General Partner, directors and executive officers of the Managing General Partner, and greater than 10 percent owners of the Partnership Units are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the year ended December 31, 1995, the Company believes that all Section 16(a) filing requirements applicable to the foregoing Managing General Partner, director, executive officers, and greater than 10 percent owners were complied with.

     The year-end report is not required to be filed if there are no previously unreported transactions or holding to report.
Nevertheless, the Company is required to disclose the names of directors, executive officers and greater than 10 percent owners who did not file the year-end report, unless the Company has received a written statement that no filing was required. As of the date of this report, the Company has not received any such statements.

ITEM 11.  EXECUTIVE COMPENSATION.

     The Managing General Partner, QSV Properties, Inc., is responsible for managing the business and affairs of the Company. The Company pays the Managing General Partner a non-accountable annual allowance (adjusted annually to reflect increases in the Consumer Price Index and additions to the property portfolio), plus reimbursement of out-of-pocket costs incurred to other parties for services rendered to the Companys. The allowance for the years ended December 31, 1996, 1995 and 1994 was $1,175,000, $585,000 and
$542,000, respectively. For 1997, the allowance will be $1,766,000. For 1996, 1995, and 1994 the one-time property acquisition fee equaled $1,043,000, $109,000, and zero, respectively. The one-time property acquisition fee is capitalized. The annual allowance includes $495,000 and $29,000 of increased management fees due to acquisitions for 1996 and 1995, respectively. The allowance is paid quarterly, in arrears. The Company's accounts payable balance includes $416,000, $187,000 and $136,000 for this allowance as of December 31, 1996, 1995 and 1994, respectively. The Managing General Partner paid no out-of-pocket costs to other parties on behalf of the Company during 1996, 1995 and 1994. See "Item 1. Business - Distributions and Allocations" and "- Payments to the Managing General Partner," above, and "Item 13. Certain Relationships and Related Transactions," below.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The following table sets forth certain information regarding the beneficial ownership of the Partnership Units and the capital stock of the Managing General Partner (the "QSV Properties Shares"), respectively, as of March 19, 1997 by: (i) all persons who are beneficial owners of 5 percent or more of the Partnership Units or the QSV Properties Shares, respectively, (ii) all directors and executive officers of the Managing General Partner, and (iii) all directors and executive officers of the Managing General Partner as a group. The Managing General Partner owns 50,000 Partnership Units, holds a Partnership interest as a general partner and holds options to purchase an additional 350,000 Partnership Units at $15.50 per unit. The Company did receive a Schedule 13G before March 19, 1997. Unless stated otherwise, the persons named below possess sole voting and investment power with respect to the securities set forth opposite their names.

                                                                    U.S. RESTAURANT
                                                      UNITS             SHARES
                                                 ---------------    ---------------
NAME AND ADDRESS OF BENEFICIAL OWNER             NUMBER  PERCENT    NUMBER  PERCENT
------------------------------------             ------  -------    ------  -------
Gerald H. Graham                                 1,400       *          0       0
Dean, Barton School of Business
100 Clinton Hall, Wichita State University
Wichita, Kansas 67260

Fred H. Margolin                                23,843 (1)   *      187.5      30

Darrel Rolph                                    38,000 (2)   *      125.0      20

David Rolph                                      3,000       *      125.0      20

Robert J. Stetson                               13,500 (3)   *      187.5      30

Eugene G. Taper                                  1,050       *          0       0
6427 Redpine Rd.
Dallas, Texas 75248

All directors and executive officers of the     ------     ---      -----     ---
Managing General Partner as a group (6 persons) 80,793       *      625.0     100

_____________

*    Less than one percent.

(1) Does not include 4,622 Units held by Mr. Margolin's wife as trustee for their minor children.

(2) Does not include 5,000 Units held by Mr. Rolph's wife as trustee for their minor children. Does include 32,000 Units held by Mr. Rolph's wife.

(3) Does not include 1,000 Units held by Mr. Stetson as trustee for his minor child.

     The address for Mr. Margolin and Stetson is 5310 Harvest Hill Rd., Suite 270, LB 168, Dallas, Texas 75230. The address for Mr.
Darrel Rolph and David Rolph is Sasnack Management, 1877 N. Rock Rd., Wichita, Kansas 67206.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Managing General Partner is responsible for managing the business and affairs of the Partnership. The Partnership pays the Managing General Partner a non-accountable annual allowance (adjusted annually to reflect increases in the Consumer Price Index and additions to the property portfolio), plus reimbursement of out-of-pocket costs incurred to other parties for services rendered to the Partnerships. The allowance for the years ended December 31, 1996, 1995, and 1994, was $1,175,000, $585,000 and $542,000, respectively.
The Partnerships' accounts payable balance includes $416,000, $187,000 and $136,000 for this allowance as of December 31, 1996, 1995, and 1994, respectively. The Managing General Partner paid no out-of-pocket costs to other parties on behalf of the Company during 1996, 1995, and 1994.

To compensate the Managing General Partner for its efforts and increased internal expenses with respect to additional properties, the Partnership pays the Managing General Partner, with respect to each additional property purchased: (i) a one-time acquisition fee equal to one percent of the purchase price for such property and (ii) an annual fee equal to one percent of the purchase price for such property, adjusted for increases in the Consumer Price Index. For 1996 and 1995, the one-time acquisition fee equaled $1,043,000 and $109,000 respectively, which was capitalized, and the increase in the non-accountable annual fee equaled $495,000 and $29,000 respectively. In addition, if the Rate of Return (as defined) on the Partnership's equity on all additional properties exceeds 12 percent per annum for any fiscal year, the Managing General Partner will be paid an additional fee equal to 25 percent of the cash flow received with respect to such additional properties in excess of the cash flow representing a 12 percent Rate of Return thereon. For 1996, this additional fee equaled $93,000 and there was no fee paid in 1995 and 1994. However, to the extent such distributions are ultimately received by the Managing General Partner in excess of those provided by its 1.98 percent Partnership interest, they will reduce the fee payable with respect to such excess cash flow from any additional properties.

In 1994, the Partnerships with the consent and financial participation of BKC, continued rent relief for three properties.

The Managing General Partner has agreed to make available to the Partnership an unsecured, interest-free, revolving line of credit in the principal amount of $500,000 to provide the Company with the necessary working capital to minimize or avoid seasonal fluctuation in the amount of quarterly cash distributions. No loans were made or were outstanding at any time during the years ended December 31, 1996, 1995, and 1994.

A note receivable of $267,000 and $255,000 is due from Arkansas Restaurants #10 L.P. (Arkansas) at December 31, 1996 and 1995, respectively. The note receivable is due on September 1, 1997, and has an interest rate of 9.0% per annum. At December 31, 1996, tenant and other receivables from Arkansas were $63,000. In addition, during 1996 the Company paid remodel costs of $443,000 on behalf of Arkansas for three restaurants operated by Arkansas under the Company's early-renewal program. (See Note 8 of Notes to the Consolidated Financial Statements) The Managing General Partner of Arkansas Restaurants #10 L.P. is owned by an officer of the Partnership's Managing General Partner, but receives no compensation for its services.

As of December 31, 1996, notes receivable of $920,000 are due from Southeast Fast Food Partners, L.P. (SFF). The notes receivable are due on July 1, 1997 ($57,000) and July 1, 1999 ($863,000) and have an interest rate of 9.0% per annum. As of December 31, 1996, a note receivable of $136,000 is due from the owners of SFF. This note receivables is due on July 1, 1999 and has an interest rate of 9.0% per annum. At December 31, 1996, tenant and other receivables from SFF were $125,000. In addition, during 1996, the Company incurred remodeling costs of $180,000 on behalf of SFF for restaurants operated by SFF under the Company's early renewal program (See Note 8 of Notes to the Consolidate Financial Statements). These remodeling costs are included in accounts payable at December 31, 1996. The Managing General Partner of Southeast Fast Food Partners, L.P. is owned by an officer of the Partnership's Managing General Partner.

                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          8-K.

(a)(1)    Financial Statements.

          For a list of the consolidated financial statements of the Registrant filed as part of this Annual Report on Form 10-K, see page F-1, herein.


(a)(2)    Financial Statement Schedules.

          Schedule III Real Estate and Accumulated Depreciation will be filed by amendment.

          All other schedules have been omitted because the required information of such other schedules is not present, is not present in amounts sufficient to require submission of the schedule or is included in the consolidated financial statements.

(b)       Reports on Form 8-K.

          A report on Form 8-K dated December 30, 1996 was filed with the Securities and Exchange Commission on December 30, 1996, reporting information regarding the acquisition of 38 restaurant properties.

(c)       Exhibits.

          The Exhibits filed as part of this Annual Report on Form 10-K are submitted as a separate section.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March  29, 1997              U.S. RESTAURANT PROPERTIES MASTER L.P.

                                   By:  QSV PROPERTIES, INC.,
                                        its Managing General Partner


                                   By: /s/ Robert J. Stetson
                                       -----------------------------
                                       Robert J.  Stetson
                                       President, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Managing General Partner of the Company and in the capacities and on the dates indicated:


      Signature                      Title                      Date

/s/ Robert J. Stetson            Director of QSV            March 29, 1997
------------------------         Properties, Inc.
Robert J. Stetson

/s/ Fred H. Margolin             Director of QSV            March 29, 1997
------------------------         Properties, Inc.
Fred H. Margolin

/s/ Eugene G. Taper              Director of QSV            March 29, 1997
------------------------         Properties, Inc.
Eugene G. Taper

/s/ Gerald H. Graham             Director of QSV            March 29, 1997
------------------------         Properties, Inc.
Gerald H. Graham

/s/ Darrel Rolph                 Director of QSV            March 29, 1997
-------------------------        Properties, Inc.
Darrel Rolph

/s/ David Rolph                  Director of QSV            March 29, 1997
------------------------         Properties, Inc.
David Rolph

                  U.S. RESTAURANT PROPERTIES MASTER L.P.

                   CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                   WITH INDEPENDENT AUDITORS' REPORT

                         TABLE OF CONTENTS


Independent Auditors' Report . . . . . . . . . . . . . . . . .F-2
Consolidated Balance Sheets. . . . . . . . . . . . . . . . . .F-3
Consolidated Statements of Income. . . . . . . . . . . . . . .F-4
Consolidated Statements of Partners' Capital . . . . . . . . .F-5
Consolidated Statements of Cash Flows. . . . . . . . . . . . .F-6
Notes to Consolidated Financial Statements . . . . . . . . . .F-8

                    INDEPENDENT AUDITORS' REPORT



The Partners
U.S. Restaurant Properties Master L.P.


We have audited the accompanying consolidated balance sheets of U.S. Restaurant Properties Master L.P. (the Partnership) as of
December 31, 1996 and 1995, and the related consolidated statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of U.S. Restaurant Properties Master L.P. as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP


Dallas, Texas
February 28, 1997

               U.S. RESTAURANT PROPERTIES MASTER L.P.
                    CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS)

                                                              DECEMBER 31,
                                                            1996       1995
                                                         --------------------
ASSETS
 Cash and equivalents                                    $    381     $     7
 Receivables, net                                           2,117         951
 Deferred rent receivable                                     536           -
 Purchase deposits                                            908       1,792
 Prepaid expenses                                             403         315
 Notes receivable                                           1,308           -
 Notes receivable - related parties                         2,738         269
 Net investment in direct financing leases                 17,105      19,371
 Land                                                      61,340      27,493
 Buildings and leasehold improvements, net                 75,339       7,900
 Machinery and equipment, net                               2,980         224
 Intangibles, net                                          12,263      13,161
                                                         --------------------
                                                         $177,418     $71,483
                                                         --------------------
                                                         --------------------

LIABILITIES AND PARTNERS' CAPITAL
 Accounts payable                                        $  2,642     $   677
 Deferred rent payable                                         55           -
 Deferred gain on sale of property                            590           -
 Lines of credit                                           69,486      10,931
 Capitalized lease obligations                                362         563

Commitments (Notes 8 and 9)

General Partners' capital                                   1,163       1,241
Limited Partners' capital                                 103,120      58,071
                                                         --------     -------
                                                         $177,418     $71,483
                                                         --------------------
                                                         --------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   U.S. RESTAURANT PROPERTIES MASTER L.P.
                    CONSOLIDATED STATEMENTS OF INCOME
                   (IN THOUSANDS, EXCEPT PER UNIT DATA)


                                                   YEAR ENDED DECEMBER 31,
                                                  1996      1995       1994
                                                -----------------------------
GROSS RENTAL RECEIPTS (NOTE 10)                 $19,831    $11,647    $10,466
                                                -----------------------------
                                                -----------------------------
REVENUES FROM LEASED PROPERTIES

 Rental income                                  $16,346    $ 7,540    $ 6,340
 Amortization of unearned income on
  direct financing leases                         1,978      2,240      2,453
                                                -----------------------------
   Total Revenues                                18,324      9,780      8,793

EXPENSES

 Rent                                             2,080      1,405      1,348
 Depreciation and amortization                    3,978      1,541      1,361
 Taxes, general and administrative                2,461      1,419      1,144
 Interest expense (income), net                   2,364        192         (4)
 Provision for write down or disposition
  of  properties                                      -          -         11
                                                -----------------------------
   Total Expenses                                10,883      4,557      3,860

 Gain on sale of equipment                           32          -          -
                                                -----------------------------
Net income                                      $ 7,473    $ 5,223    $ 4,933
                                                -----------------------------
                                                -----------------------------
Net income allocable to unitholders             $ 7,325    $ 5,119    $ 4,834
                                                -----------------------------
                                                -----------------------------
Average number of outstanding units
 (Primary)                                        6,107      4,638      4,635
                                                -----------------------------
                                                -----------------------------
Net income per unit                             $  1.20    $  1.10    $  1.04
                                                -----------------------------
                                                -----------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    U.S. RESTAURANT PROPERTIES MASTER L.P.
                CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                             (IN THOUSANDS)

                                                        GENERAL   LIMITED
                                                UNITS  PARTNERS  PARTNERS     TOTAL
                                                -------------------------------------
Balance at January 1, 1994                      4,635   $1,357   $ 62,757    $ 64,114

Net income                                                  99      4,834       4,933
Cash distributions                                        (148)    (7,230)     (7,378)
                                                -------------------------------------
Balance at December 31, 1994                    4,635    1,308     60,361      61,669
                                                -------------------------------------
Special general partner interest transfer                  (13)        (3)        (16)
Net income                                                 104      5,119       5,223
Purchase of partnership units                     (30)       -       (547)       (547)
Units issued for property                          54        -        985         985
Cash distributions                                        (158)    (7,844)     (8,002)
                                                -------------------------------------
Balance at December 31, 1995                    4,659    1,241     58,071      59,312
                                                -------------------------------------

Net income                                                 148      7,325       7,473
Units issued for property                         385        -      7,912       7,912
Proceeds from units issued in public offering   1,800        -     40,203      40,203
Proceeds from exercised unit options               50        -        775         775
Cash distributions                                        (226)   (11,166)    (11,392)
                                                -------------------------------------
Balance at December 31, 1996                    6,894   $1,163   $103,120    $104,283
                                                -------------------------------------
                                                -------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    U.S. RESTAURANT PROPERTIES MASTER L.P.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                         YEAR ENDED DECEMBER 31,
                                                       1996        1995        1994
                                                    ---------    --------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                        $   7,473    $  5,223    $ 4,933
                                                    ---------    --------    -------
  Adjustments to reconcile net income to
   net cash from operating activities:
    Depreciation and amortization                       3,978       1,541      1,361
    Amortization of deferred financing costs              162           -          -
    Other, net                                            (32)        854       (843)
    Increase in receivables, net                       (1,166)       (236)      (301)
    Increase in prepaid expenses                          (88)       (192)       (36)
    Increase in deferred rent receivable                 (536)          -          -
    Reduction in net investment in direct
     financing leases                                   2,041       1,866      1,673
    Increase in accounts payable                        1,965         232        203
    Increase in deferred rent payable                      55           -          -
                                                    ---------    --------    -------
                                                        6,379       4,065      2,057
                                                    ---------    --------    -------
      Cash provided by operating activities            13,852       9,288      6,990

CASH FLOWS FROM INVESTING ACTIVITIES:

    Proceeds from sale of property and equipment          122           -          -
    Purchase of property                              (95,918)     (9,746)         -
    Purchase of machinery and equipment                (3,032)       (232)         -
    Purchase deposits (paid) used                         884      (1,792)         -
    Increase in notes receivable                       (3,034)       (269)         -
                                                    ---------    --------    -------
      Cash used in investing activities              (100,978)    (12,039)         -

                                  continued on next page


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    U.S. RESTAURANT PROPERTIES MASTER L.P.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)


                                                         YEAR ENDED DECEMBER 31,
                                                       1996        1995       1994
                                                    ---------    --------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from line of credit                      104,805      12,453         -
    Payments on line of credit                        (46,250)     (1,522)
    Cash distributions                                (11,392)     (8,002)   (7,378)
    Proceeds from issuance of stock                    40,978           -         -
    Loan origination costs and other intangibles         (440)        (77)        -
    Payments on capitalized lease obligations            (201)       (212)     (191)
    Purchase of partnership units                           -        (547)        -
    Purchase of special general partner interest            -         (16)        -
                                                    ---------    --------   -------
      Cash flows provided by (used in)
       financing activities                            87,500       2,077    (7,569)
                                                    ---------    --------   -------

Increase (decrease) in cash and equivalents               374        (674)     (579)
Cash and equivalents at beginning of year                   7         681     1,260
                                                    ---------    --------   -------
Cash and equivalents at end of year                 $     381     $     7   $   681
                                                    ---------    --------   -------
                                                    ---------    --------   -------
SUPPLEMENTAL DISCLOSURE:
  Interest paid during the year                     $   2,431     $   256   $    90
                                                    ---------    --------   -------
                                                    ---------    --------   -------
NON-CASH INVESTING ACTIVITIES
  Units issued for property                         $   7,912     $   985   $     -
                                                    ---------    --------   -------
                                                    ---------    --------   -------
  Deferred Gain on sale of property                 $     590     $     -   $     -
                                                    ---------    --------   -------
                                                    ---------    --------   -------
  Note received on sale of property                 $     743     $     -   $     -
                                                    ---------    --------   -------
                                                    ---------    --------   -------
  Sale of  property on direct financing lease       $     225     $     -   $     -
                                                    ---------    --------   -------
                                                    ---------    --------   -------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Notes to Consolidated Financial Statements

1. ORGANIZATION

U.S. Restaurant Properties Master L.P. (Partnership), formerly Burger King Investors Master L.P., a Delaware limited partnership, was formed on December 10, 1985. The Partnership, through its 99.01% limited partnership interest in U.S. Restaurant Properties Operating Limited Partnership (Operating Partnership), also a Delaware Limited Partnership, acquired from Burger King Corporation (BKC) for $94,592,000 in February 1986 an interest in 128 restaurant properties owned or leased by BKC and leased or subleased on a net lease basis to BKC franchisees. The Partnership is the sole limited partner of the Operating Partnership, and they are referred to collectively as the "Partnerships" or the "Partnership." QSV Properties, Inc., (QSV), formerly U.S. Restaurant Properties, Inc., the Managing General Partner and BKC, the special general partner, were both indirect wholly-owned subsidiaries of Grand Metropolitan PLC prior to May 17, 1994, at which time QSV was sold to the current owners. On January 20, 1995, the Partnership paid Burger King Corporation $16,000 for its 0.02% interest in the Operating and Master Limited Partnership.

In 1996, the Partnership established certain other wholly owned operating entities consisting of U.S. Restaurant Properties Business Trust I, U.S. Restaurant Properties Business Trust II, Restaurant Acquisition Corporation, Restaurant Renovation Partners L.P., U.S. Restaurant Properties West Virginia Partners L.P., U.S. Restaurant Properties Carolina LTD., U.S. Restaurant Properties Lincoln LTD., and U.S. Restaurant Properties Norman LTD. Collectively, these entities in addition to the Partnerships are referred to as the "Company." All of these entities are included in the consolidated financial statements.

The Partnership may issue an unlimited number of units. The units outstanding as of December 31, 1996 and 1995 totaled 6,894,003 and 4,659,167, respectively.

QSV Properties, Inc. (formerly named U.S. Restaurant Properties, Inc.), is the Managing General Partner of the Partnership.

2. ACCOUNTING POLICIES

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles; however, this will not be the basis for reporting taxable income to unitholders (see Note 10 for a reconciliation of financial reporting income to taxable income). The consolidated financial statements reflect the accounts of the Company after elimination of significant inter-entity transactions.

Cash and cash equivalents include short-term, highly liquid investments with maturities at the date of purchase of three months or less.

An intangible asset was recorded for the excess of cost over the net investment in direct financing leases in 1986. This intangible asset represents the acquired value of future contingent rent receipts (based on a percentage of each restaurant's sales) and is being amortized on a straight-line basis over 40 years. The Company's management routinely reviews the carrying amount of intangibles based on projected cash flows. Based on the Company's policy for evaluating impairment of intangibles, no valuation allowance was recorded as of December 31, 1996 and 1995.

Rent revenues and expenses under operating leases are recognized on a straight-line basis.

DEPRECIATION

Depreciation is computed using the straight-line method over estimated useful lives of 6 to 20 years for financial reporting purposes. Accelerated and straight-line methods are used for tax purposes.

USE OF ESTIMATES

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting periods. Actual results may differ from such estimates.

LONG-LIVED ASSETS

Long-lived assets include real estate, direct financing leases, and intangibles which are evaluated on an individual property basis. The Partnership's management routinely reviews its investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on the Company's policy for reviewing impairment of long-lived assets, no valuation allowance was recorded as of December 31, 1996 and 1995.

INCOME TAXES

No federal or, in most cases, state income taxes are reflected in the consolidated financial statements because the Partnerships are not taxable entities. The partners must report their allocable shares of taxable income or loss in their individual income tax returns.

EQUITY-BASED COMPENSATION

In 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") was issued, effective for fiscal years beginning after December 15, 1995. This Statement requires companies to use recognized option pricing models to estimate the fair value of equity based compensation, including options. This Statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

The Company has elected not to recognize compensation expense for employee equity based compensation as calculated under SFAS 123, but will recognize any related expense in accordance with the provisions of APB Opinion No. 25. Disclosure of amounts required by SFAS 123 are included in Note 6.

ENVIRONMENTAL REMEDIATION COSTS

The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remediation feasibility study. Such accruals are adjusted as further information develops or circumstances change. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. Company management is not aware of any environmental remediation obligations which would materially affect the operations, financial position or cash flows of the Company.

In 1996 the American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilities", ("SOP 96-1"), which provides guidance for the recognition, measurement, display and disclosure of environmental remediation liabilities. The Company will adopt the provisions of SOP 96-1 in 1997, as required, and does not expect such adoption to have a material impact on its results of operations, financial position, or cash flows.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

3. FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

The following disclosure of estimated fair value was determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop the related estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash and cash equivalents, receivables (including deferred rent receivable), accounts payable (including deferred rent payable), and the line of credit are carried at amounts that approximate their fair value.

The fair value of notes receivable totaling $4,046,000 and $269,000 as of December 31, 1996 and 1995, respectively, have a fair value of $3,672,000 and $269,000, respectively, as based upon interest rates for notes with similar terms and remaining maturities.

The fair value estimates presented herein are based on information available to management as of December 31, 1996 and 1995. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

4. OTHER BALANCE SHEET INFORMATION

                                                             DECEMBER 31,
                                                         ---------------------
                                                           1996         1995
                                                         ($000'S)     ($000'S)
                                                         ---------------------
RECEIVABLES, NET
 Receivables                                             $  2,234     $  1,068
 Less allowance for doubtful accounts                        (117)        (117)
                                                         ---------------------
                                                         $  2,117     $    951
                                                         ---------------------
                                                         ---------------------
BUILDINGS AND LEASEHOLD IMPROVEMENTS, NET
 Buildings and leasehold improvements                    $ 80,528     $ 10,545
 Less accumulated depreciation                             (5,189)      (2,645)
                                                         ---------------------
                                                         $ 75,339     $  7,900
                                                         ---------------------
                                                         ---------------------
MACHINERY AND EQUIPMENT, NET
 Machinery and equipment                                 $  3,244     $    232
 Less accumulated depreciation                               (264)          (8)
                                                         ---------------------
                                                         $  2,980     $    224
                                                         ---------------------
                                                         ---------------------
INTANGIBLES, NET
 Intangibles                                             $ 27,003     $ 26,515
 Less accumulated amortization                            (14,740)     (13,354)
                                                         ---------------------
                                                         $ 12,263     $ 13,161
                                                         ---------------------
                                                         ---------------------

Total purchase deposits of $908,000 and $1,792,000 at December 31, 1996 and 1995, respectively, included $167,000 and $1,075,000 of non-refundable deposits, respectively.

5. PROPERTY ACQUISITIONS AND DISPOSITIONS

In March, 1995, the Partnership agreement was amended to expand the purpose of the Partnership and allow for the diversification of the Partnership's restaurant property portfolio through the acquisition of additional fast-food and casual dining restaurant properties. Since the amendment in March, 1995, the Partnership has acquired 200 restaurant properties.

During 1996, the Company completed the purchase of 184 restaurant properties for an aggregate purchase price of $105,336,000 including the value of 384,836 Partnership Units issued as part of the aggregate purchase price. Three restaurant properties were purchased with only Partnership Units; 15 restaurant properties were purchased with a combination of cash and Partnership Units; and 166 restaurant properties were purchased with only cash. The 184 restaurant properties include 45 Burger King restaurants, 40 Dairy Queen restaurants, 30 Grandy's restaurants, 25 Hardee's restaurants, 12 Pizza Hut restaurants, two KFC restaurants, six Schlotzsky's restaurants, six Chili's restaurants and 18 regional brand restaurants. The 384,836 Partnership Units issued in four of these transactions have guaranteed Partnership Unit values (See Note 6).

During 1995, the Partnership completed the purchase of 16 restaurant properties for an aggregate purchase price of $10,731,000, including the value of 54,167 Partnership Units issued. The 16 restaurant properties include 9 Burger King restaurant properties, 2 Chili's restaurant properties and 5 regional brand restaurant properties. The 54,167 Partnership Units issued include provisions for guaranteed Partnership Unit values in the future (See Note 6).

During 1996, the Company sold one restaurant property for $815,000. The Company received cash of $72,000 and a note from the buyer of $743,000. In accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Real Estate Sales", the Company recorded a deferred gain on the sale of $590,000.

On December 31, 1996 the Company owned land at 243 restaurant properties and leased the land at 79 restaurant properties from third party lessors under operating leases. The Company in turn leased or subleased the land primarily to fast food and casual dining restaurant operators under operating leases.

On December 31, 1996, the Company owned the buildings on 277 restaurant properties and leased the buildings on 14 restaurant properties from third party lessors under leases accounted for as capital leases. The Company owns 31 restaurant properties in which only the land is owned and leased. The Company leased 183 buildings to franchisees under operating leases. These 183 buildings are stated at cost, net of accumulated depreciation, on the balance sheet. A total of 108 buildings are leased primarily to franchisees under direct financing leases. The net investment in the direct financing leases represents the present value of the future minimum lease receipts for these 108 buildings. One restaurant property was sold during 1996.

On December 31, 1996 and 1995, there were 321 and 138 Company restaurant sites respectively, in operation, and there was one closed site. The Company continues to seek a suitable tenant for the remaining site. The write-down of the closed site was $11,000 in 1994. No write-downs were recorded in 1996 or 1995.

In the normal course of business, the Company may sign purchase agreements to acquire restaurant properties. Such agreements become binding obligations upon the completion of a due diligence period ranging usually from 15 - 30 days.

On December 31, 1996, earnest money purchase deposits amounting to $908,000 were on deposit for the purchase of six Pizza Hut restaurants, four Schlotzsky's restaurants, three Wendy's restaurants, two Arby's restaurants, two Hardee's restaurants, one Taco Bell restaurant, one Kentucky Fried Chicken restaurant, and 19 other regional chain restaurants.

6. PARTNERSHIP UNIT OPTIONS AND GUARANTEED STOCK PRICE

Three restaurant properties were acquired on October 10, 1995, with a combination of cash and 54,167 Partnership Units. The Partnership Units are guaranteed to have a value of $24 per unit three years from the transaction date. The unit price on the date issued was $18 3/8. Any difference between the guaranteed value and the actual value of the units at the end of the three year period is to be paid in cash. These properties were recorded at the guaranteed value of the Partnership Units discounted to reflect the present value on the date the Partnership Units were issued.

During 1996, 384,836 Partnership Units were used to purchase 18 of the 184 properties in four separate transactions. Of the 384,836 Partnership Units issued, 324,575 Partnership Units are guaranteed to have a market value of $24 per unit two years from the transaction date, 28,261 Partnership Units are guaranteed to have a market value of $23 per unit three years from the transaction date and 32,000 Partnership Units are guaranteed to have a value of $25 per unit two years from the transaction date. The accounting described in the paragraph above was used to record these transactions.

The Partnership has one fixed option plan. Under this plan the Limited Partners on March 17, 1995 granted the Managing General Partner options to acquire up to 400,000 Partnership Units, subject to certain adjustments under anti-dilution provisions. The exercise price of each option is $15.50 which is the average closing price of the depository receipts for the Partnership Units on the New York Stock Exchange for the five trading days immediately after the date of grant. The options are non-transferable except by operation of law and vest and became exercisable in March 1996. The term of the options expires in March 2005. As of December 31, 1996, the Managing General Partner had exercised 50,000 Partnership Units at the option price of $15.50 for a total purchase price of $775,000.

In accordance with SFAS 123, the fair value of each option is estimated on the date of the grant using the binomial option-pricing model with the following weighted-average assumptions: dividend yield of 7.3 percent for all years; expected volatility of 17.8 percent, risk free interest rate of 5.7 percent for the options; and expected lives of 4 years for the plan options.

As of March 17, 1995, the 400,000 options which are described above had a fair value as of the grant date of $724,000 representing a value per option of $1.81.

Under the fixed option plan, if these options were considered as compensation, net income would have been $7,292,000 and $4,680,000 as of December 31, 1996 and 1995, respectively. Net income per unit would have been $1.17 and $0.99 as of December 31, 1996 and 1995, respectively.

7. LINES OF CREDIT

On December 31, 1996 and 1995, $65,396,000 and $10,931,000, respectively, had been drawn on the Company's primary line of credit. The Company's line of credit was increased to $95 million in December 1996 and matures on December 23, 1998. Substantially all properties are included as collateral on this line of credit. The interest rate on this debt floats at 180 basis percentage points above LIBOR. The effective interest rate at December 31, 1996, was 7.3625%. There is an unused line of credit fee of .25% per annum on the average daily excess of the commitment amount over the aggregate unpaid balance of the revolving loan which is charged and is payable on a quarterly basis. The line of credit requires the Company to maintain a combined tangible net worth, as defined in the loan document, in excess of $85,000,000; maintain a combined GAAP Partners' Capital, as defined in the loan document, of not less than $100,000,000; maintain a cash flow coverage ratio of not less than .95 to 1 based upon a proforma five year bank debt amortization; and maintain certain other financial covenants as defined in the loan agreement. The Company's management believes it is in compliance with all loan provision requirements as of December 31, 1996. On December 31, 1996, the balance available on the line of credit equaled $29,600,000 (considers $.4 million subject to outstanding letter of credit).

A revolving credit facility of $20,000,000 was established with a national mortgage company on April 29, 1996. The interest rate on this credit facility was LIBOR plus 300 basis points which resulted in an interest rate of 8.5625% at December 31, 1996. This revolving credit facility is secured by approximately 63 properties. On December 31, 1996, the total amount due equaled $4,090,000. This revolving credit facility was paid in full in January 1997 and no additional draws are available.


8. INVESTMENTS AND COMMITMENTS AS LESSOR

The Company leases land and buildings to a variety of national and regional fast food chain and casual dining restaurants. The building portions on 108 of these properties, which are leased by BKC franchisees, are accounted for as direct financing leases while the land portions are operating leases. These leases generally provide for a term of 20 years from the opening of the related restaurant, and do not contain renewal options. The Partnerships, however, have agreed to renew a franchise lease if BKC or any of the other franchise chains renews or extends the lessee's franchise agreement.

As of December 31, 1996, the remaining lease terms of all leases described in the above paragraph and Note 5 ranged from 1 to 28 years and include various renewal options. The leases provide for minimum rents and contingent rents based on a percentage of each restaurant's sales, and require the franchisee to pay executory costs.

                                                                  DIRECT         OPERATING
                                                             FINANCING LEASES      LEASES
                                                                 ($000's)         ($000's)
                                                             -----------------------------
MINIMUM FUTURE LEASE RECEIPTS FOR YEARS ENDING DECEMBER 31:
  1997                                                           $ 4,071          $ 17,060
  1998                                                             3,759            17,209
  1999                                                             2,978            16,944
  2000                                                             2,036            16,203
  2001                                                             1,331            15,216
  Later                                                            1,274           165,798
                                                             -----------------------------
                                                                 $15,449          $248,430
                                                             -----------------------------
                                                             -----------------------------

                                                                   1996             1995
                                                                 ($000's)         ($000's)
                                                             -----------------------------
NET INVESTMENT IN DIRECT FINANCING LEASES AT DECEMBER 31:
  Minimum future lease receipts                                  $15,449          $ 19,778
  Estimated unguaranteed residual values                           7,437             7,562
  Unearned amount representing interest                           (5,781)           (7,969)
                                                             -----------------------------
                                                                 $17,105          $ 19,371
                                                             -----------------------------
                                                             -----------------------------

                                         YEAR ENDED DECEMBER 31,
                                    -------------------------------
                                      1996       1995        1994
                                    ($000's)   ($000's)    ($000's)
                                    -------------------------------
RENTAL INCOME:
  Minimum rental income             $11,022     $3,584      $3,062
  Contingent rental income            5,324      3,956       3,278
                                    -------------------------------
                                    $16,346     $7,540      $6,340
                                    -------------------------------
                                    -------------------------------


If Burger King properties are not adequately maintained during the term of the tenant leases of which there are 173, such properties may have to be rebuilt before the leases can be renewed, either by the Company as it considers necessary or pursuant to Burger King's successor policy. The successor policy, which is subject to change from time to time in Burger King's discretion, is intended to encourage the reconstruction, expansion, or other improvement of older Burger King restaurants and generally affects properties that are more than ten years old or are the subject of a franchise agreement that will expire within five years.

Under the current operating partnership agreement, Burger King can require that a restaurant property be rebuilt. If the tenant does not elect to undertake the rebuilding, the Partnership would be required to make the required improvement itself. However, as a condition to requiring the Partnership to rebuild, Burger King would be required to pay the Partnership its percentage share ("Burger King's Percentage Share") of the rebuilding costs. Such percentage share would be equal to (i) the average franchise royalty fee percentage rate payable to Burger King with respect to such restaurant, divided by (ii) the aggregate of such average franchise royalty fee percentage rate and the average percentage rate payable to the Partnership with respect to such restaurant property. The Managing General Partner believes that Burger King's Percentage Share would typically be 29% for a restaurant property.

The Managing General Partner believes it is unlikely that any material amount of rebuilding of Burger King restaurant properties will be required in the next several years, if ever.

The Company believes that improving, expanding, rebuilding or replacing its restaurant properties from time to time is important. In addition to normal maintenance and repair requirements, each franchisee is required under BKC's franchise agreement and lease/sublease, at its own cost and expense, to make such alterations to a Burger King restaurant as may be reasonably required by BKC from time to time to modify the appearance of the restaurant to reflect the then current image requirements for Burger King restaurants. Most of the properties that are operating as Burger King restaurants are 15 to 20 years old. The Company believes that many of these properties require substantial improvements to maximize sales and that their condition is below BKC's current image requirements.

To encourage the early renewal of existing leases/subleases, the Company recently established an "early renewal program" whereby the Company has offered to certain tenants the right to renew existing leases/subleases for up to an additional 20 years in consideration for remodeling financing. The purpose of this program is to extend the term of existing leases/subleases prior to the end of the lease term and enhance the value of the underlying property to the Company. As a result of this program, the Company has extended the lease term for 31 leases/subleases as a result of remodel grants and lease riders. Two leases were renewed with loans. During 1996, the Company paid remodeling costs of $1,118,000 in conjunction with this Program.

9. COMMITMENTS

The land at 79 restaurant properties and the land and buildings at 14 restaurant properties are leased by the Company from third party lessors. The building portions of the leases are generally capital leases while the land portions are operating leases. These leases provide for an original term of 20 years and most are renewable at the Company's option. As of December 31, 1996, the remaining lease terms (excluding renewal option terms) ranged from 1 to 15 years. If all renewal options are taken into account, the terms ranged from 5 to 35 years. Rents payable may escalate during the original lease and renewal terms. For nine properties, the leases provide for contingent rent based on each restaurant's sales.

                                                      CAPITAL   OPERATING
                                                       LEASES     LEASES
                                                      ($000'S)   ($000'S)
                                                      -------------------
MINIMUM FUTURE LEASE OBLIGATIONS FOR YEARS
 ENDING DECEMBER 31:

 1997                                                  $199       $ 2,103
 1998                                                   140         2,145
 1999                                                    60         1,930
 2000                                                     4         1,675
 2001                                                     1         1,248
 Later                                                    -         3,530
                                                       ------------------
Total minimum obligations (a)                           404       $12,631
                                                                  -------
                                                                  -------
Amount representing interest                            (42)
                                                       ----
Present value of minimum obligations                   $362
                                                       ----
                                                       ----

(A) MINIMUM LEASE OBLIGATIONS HAVE NOT BEEN REDUCED BY MINIMUM SUBLEASE RENTALS.

                                              YEARS ENDED DECEMBER 31,
                                             1996       1995       1994
                                           ($000's)   ($000's)   ($000's)
                                           ------------------------------
RENTAL EXPENSE
 Minimum rental expense                    $1,992      $1,304      $1,246
 Contingent rental expense                     88         101         102
                                           ------------------------------
                                           $2,080      $1,405      $1,348
                                           ------------------------------
                                           ------------------------------

On July 21, 1995, the Managing General Partner authorized the Partnership to repurchase up to 300,000 of its Units in the open market. Through December 31, 1996, the Partnership repurchased 30,000 Units for $547,000. No further repurchases have been made or are contemplated.

During 1996, the Company agreed to make available to USRP Development Company a revolving line of credit in the principal amount of $5,000,000, to be used solely for paying for the acquisition and development of restaurant properties which will be purchased by the Company upon completion of the development. The line of credit is secured by certain development properties and bears interest at an annual rate of 9%. The line of credit is payable in monthly installments beginning July 1997 and matures in October 2001. At December 31, 1996, the outstanding balance was $1,414,000 and is included in Notes Receivable - related parties.

10. RECONCILIATION OF FINANCIAL REPORTING INCOME TO TAXABLE INCOME

Financial reporting income differs from taxable income primarily because generally accepted accounting principles reflect the building portion of leases from the Company to franchisees as a net investment in direct financing leases. For tax purposes, these leases are treated as operating leases. In addition, differences exist in depreciation methods and asset lives, and in the accounting for escalating rents.

                                               FINANCIAL
                                               REPORTING RECONCILING TAXABLE
                                                 INCOME  DIFFERENCES  INCOME
                                                ($000'S)   ($000'S)  ($000'S)
                                                -----------------------------
REVENUES FROM LEASED PROPERTIES:
 Rental income                                  $16,346    $ 3,485    $19,831
 Amortization of unearned income on direct
  financing leases                                1,978     (1,978)         -
                                                -----------------------------
                                                 18,324      1,507     19,831
                                                -----------------------------
EXPENSES:
 Rent                                             2,080        192      2,272
 Depreciation and amortization                    3,978      1,242      5,220
 General and administrative                       2,461          -      2,461
 Interest expense (income), net                   2,364        (47)     2,317
                                                -----------------------------
                                                 10,883      1,387     12,270

Gain on sale of properties and equipment             32         28         60
                                                -----------------------------
 Net income                                     $ 7,473    $   148    $ 7,621
                                                -----------------------------
                                                -----------------------------

11. RELATED PARTY TRANSACTIONS

The Managing General Partner is responsible for managing the business and affairs of the Company. The Company pays the Managing General Partner a non-accountable annual allowance (adjusted annually to reflect increases in the Consumer Price Index and additions to the property portfolio), plus reimbursement of out-of-pocket costs incurred to other parties for services rendered to the Partnerships. The allowance for the years ended December 31, 1996, 1995, and 1994, was $1,175,000, $585,000 and $542,000, respectively. The
Partnerships' accounts payable balance includes $416,000, $187,000 and $136,000 for this allowance as of December 31, 1996, 1995, and 1994, respectively. The Managing General Partner paid no out-of-pocket costs to other parties on behalf of the Partnerships during 1996, 1995, and 1994.

To compensate the Managing General Partner for its efforts and increased internal expenses with respect to additional properties, the Partnership pays the Managing General Partner, with respect to each additional property purchased: (i) a one-time acquisition fee equal to one percent of the purchase price for such property and (ii) an annual fee equal to one percent of the purchase price for such property, adjusted for increases in the Consumer Price Index. For 1996 and 1995, the one-time acquisition fee equaled $1,043,000 and $109,000 respectively, which was capitalized, and the increase in the non-accountable annual fee equaled $495,000 and $29,000 respectively. In addition, if the Rate of Return (as defined) on the Partnership's equity on all additional properties exceeds 12 percent per annum for any fiscal year, the Managing General Partner will be paid an additional fee equal to 25 percent of the cash flow received with respect to such additional properties in excess of the cash flow representing a 12 percent Rate of Return thereon. For 1996, this additional fee equaled $93,000 and there was no fee paid in 1995 and 1994. However, to the extent such distributions are ultimately received by the Managing General Partner in excess of those provided by its 1.98 percent Partnership interest, they will reduce the fee payable with respect to such excess cash flow from any additional properties.

In 1994, the Partnerships with the consent and financial participation of BKC, continued rent relief for three properties.

The Managing General Partner has agreed to make available to the Partnership an unsecured, interest-free, revolving line of credit in the principal amount of $500,000 to provide the Company with the necessary working capital to minimize or avoid seasonal fluctuation in the amount of quarterly cash distributions. No loans were made or were outstanding at any time during the years ended
December 31, 1996, 1995, and 1994.

A note receivable of $267,000 and $255,000 is due from Arkansas Restaurants #10 L.P. (Arkansas) at December 31, 1996 and 1995, respectively. The note receivable is due on September 1, 1997, and has an interest rate of 9.0% per annum. At December 31, 1996, tenant and other receivables from Arkansas were $63,000. In addition, during 1996 the Company paid remodel costs of $443,000 on behalf of Arkansas for three restaurants operated by Arkansas under the Company's early-renewal program. (See Note 8) The Managing General Partner of Arkansas Restaurants #10 L.P. is owned by an officer of the Partnership's Managing General Partner, but receives no compensation for its services.

As of December 31, 1996, notes receivable of $920,000 are due from Southeast Fast Food Partners, L.P. (SFF). The notes receivable are due on July 1, 1997 ($57,000) and July 1, 1999 ($863,000) and have an interest rate of 9.0% per annum. As of December 31, 1996, a note receivable of $136,000 is due from the owners of SFF. This note receivables is due on July 1, 1999 and has an interest rate of 9.0% per annum. At December 31, 1996, tenant and other receivables from SFF were $125,000. In addition, during 1996, the Company incurred remodeling costs of $180,000 on behalf of SFF for restaurants operated by SFF under the

Company's early -- renewal program (See Note 8). These remodeling costs are included in accounts payable at December 31, 1996. The Managing General Partner of Southeast Fast Food Partners, L.P. is owned by an officer of the Partnership's Managing General Partner.

On July 30, 1996, the Company completed a sale/leaseback transaction with Carlos O'Kelly's, Inc. Carlos O'Kelly's, Inc. is owned by a director of the Managing General Partner.

12. DISTRIBUTIONS AND ALLOCATIONS

Under the amended partnership agreement, cash flow from operations of the Partnerships each year will be distributed 98.02% to the unitholders and 1.98% to the general partners until the unitholders have received a 12% simple (noncumulative) annual return for such year on the unrecovered capital per unit ($20.00, reduced by any prior distributions of net proceeds of capital transactions); then any cash flow for such year will be distributed 75.25% to the unitholders and 24.75% to the general partners until the unitholders have received a total simple (noncumulative) annual return for such year of 17.5% on the unrecovered capital per unit; and then any excess cash flow for such year will be distributed 60.40% to the unitholders and 39.60% to the general partners. The unitholders received 98.02% of all cash flow distributions for 1996 and 1995 and 98% for 1994.

Under the amended partnership agreement, net proceeds from capital transactions (for example, disposition of the Properties) will be distributed 98.02% to the unitholders and 1.98% to the general partners until the unitholders have received an amount equal to the unrecovered capital per unit plus 12.0% cumulative, simple return on the unrecovered capital per unit outstanding from time to time (to the extent not previously received from the distribution of cash flow or proceeds of prior capital transactions); then such proceeds will be distributed 75.25% to the unitholders and 24.75% to the general partners until the unitholders have received the total cumulative, simple return of 17.5% on the unrecovered capital per unit; and then such proceeds will be distributed 60.40% to the unitholders and 39.60% to the general partners. There were no capital transactions in 1996 or 1995. The deferred gain on disposition of property recorded in 1996 will be distributed upon the recognition of the gain by the Company.

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

13. SUMMARY BY QUARTER (UNAUDITED)

                                                                   PER UNIT
                                                            -------------------------
                                                            ALLOCABLE   CASH RELATED*
                                   REVENUES    NET INCOME   NET INCOME  DISTRIBUTIONS
                                   --------------------------------------------------
1996
First quarter                      $ 2,955       $1,323       $0.26         $0.47
Second quarter                       4,309        1,862        0.33          0.48
Third quarter                        5,748        2,590        0.36          0.485
Fourth quarter                       5,312        1,698        0.25          0.50
                                   ----------------------------------------------
Annual                             $18,324       $7,473       $1.20         $1.94
                                   ----------------------------------------------
                                   ----------------------------------------------
1995
First quarter                      $ 2,123       $1,090       $0.23         $0.42
Second quarter                       2,495        1,407        0.30          0.42
Third quarter                        2,592        1,496        0.32          0.43
Fourth quarter                       2,570        1,230        0.25          0.44
                                   ----------------------------------------------
Annual                             $ 9,780       $5,223       $1.10         $1.71
                                   ----------------------------------------------
                                   ----------------------------------------------
1994
First quarter                      $ 1,984       $1,100       $0.23         $0.39
Second quarter                       2,297        1,341        0.28          0.39
Third quarter                        2,330        1,392        0.29          0.41
Fourth quarter                       2,182        1,100        0.24          0.42
                                   ----------------------------------------------
Annual                             $ 8,793       $4,933       $1.04         $1.61
                                   ----------------------------------------------
                                   ----------------------------------------------

* Represents amounts declared and paid in the following quarter.

14. PROFORMA (UNAUDITED)

The following proforma information was prepared by adjusting the actual consolidated results of the Company for the years ended December 31, 1996 and 1995 for the effects of:

     a. the purchase of 184 restaurant properties on various dates during 1996 for an aggregate purchase price of $105,336,000 including the value of 384,836 Partnership Units issued to sellers and other related financing transactions including the sale of 1,800,000 Partnership Units in June 1996; and

     b. the purchase of 16 restaurant properties on various dates from March 1995 through December 1995 for an aggregate purchase price of $10,963,000 including the value of 54,167 Partnership Units issued to sellers and other related financing transactions as if all such transactions had occurred as of January 1, 1995. Interest expense for proforma purposes was calculated assuming interest rates of 7.2% and 7.5% per annum for 1996 and 1995, respectively, which approximates the rates the Company paid during such periods.

These proforma operating results are not necessarily indicative of what the actual results of operations of the Company would have been assuming all of the restaurant properties were acquired as of January 1, 1995 and they do not purport to represent the results of operations for future periods.


                                                      YEARS ENDED DECEMBER 31,
                                                          1996        1995
                                                        ($000'S)    ($000'S)
                                                        --------------------
REVENUES FROM LEASED PROPERTIES:
 Rental income                                          $23,711     $23,198
 Amortization of unearned income on direct financing
  leases                                                  1,978       2,241
                                                        --------------------
   Total revenues                                        25,689      25,439

EXPENSES
 Rent                                                     2,312       2,213
 Depreciation and amortization                            5,834       5,822
 Taxes, general and administrative                        2,949       2,689
 Interest expense (income), net                           4,984       5,182
                                                        --------------------
   Total expenses                                       $16,079     $15,906
                                                        --------------------
                                                        --------------------
 Net income                                             $ 9,610     $  9,533
                                                        --------------------
                                                        --------------------
 Net income allocable to unitholders                    $ 9,419     $  9,344
                                                        --------------------
                                                        --------------------
 Average number of outstanding units                      6,898        6,973
                                                        --------------------
                                                        --------------------
 Net income per unit                                    $  1.37     $   1.34
                                                        --------------------
                                                        --------------------

15. SUBSEQUENT EVENTS (UNAUDITED)

In January and February of 1997 the Company acquired six properties in 4 separate transactions. The total purchase price approximated $2,556,000 in cash. Among the restaurant properties acquired were two Arby's, two Pizza Huts and two Schlotzky's.

On January 29, 1997, a distribution of $0.50 per Partnership Unit was declared. The date of record was March 6, 1997, and the distribution date was March 13, 1997.

On February 7, 1997, a proxy statement for an exchange offer and registration statement was filed with the Securities and Exchange Commission. This filing pertains to an exchange of restaurant properties for Partnership Units. This exchange is currently valued at $7,850,000.

On February 7, 1997, a proxy and registration statement, Form S-4, was filed with the Securities and Exchange Commission regarding the conversion of U.S. Restaurant Properties Master L.P. to a real estate investment trust (REIT) entity.

On February 26, 1997, the Company issued $40,000,000 in debt which consist of $12,500,000 Series A Senior Secured Guaranteed Notes with a 8.06% interest rate and due date of January 31, 2000; and $27,500,000 Series B Senior Secured Guaranteed Notes with a 8.30% interest rate and due date of January 31, 2002. The proceeds were primarily utilized to reduce the amount outstanding under the line of credit and to improve the Company's cash position. The debt is collateralized by substantially all the assets of the Company.

From March 1, 1997 through March 19, 1997, the Company has acquired 18 properties. The total purchase price approximated $12,800,000 which included 118,579 Partnership Units. The 18 properties included 16 Bruegger's Bagels restaurant properties and two regional named restaurant properties.

On March 19, 1997, the Company had 130 restaurant properties under contract for acquisition. Such properties represent 19 separate transactions in various stages of negotiation and due diligence. These acquisitions represent an aggregate consideration of approximately $72,000,000. These properties include 76 Arby's restaurant properties, six Pizza Hut restaurant properties, four Hardee's restaurant properties, two Schlotzsky's restaurant properties, two Wendy's restaurant properties, one Bruegger's Bagels restaurant property, and 39 other restaurant properties operated under other trade names.

                                 EXHIBIT INDEX

2.1 Amended and Restated Purchase and Sale Agreement, dated as of February 3, 1986, between Burger King Operating Limited Partnership and Burger King Corporation (incorporated by reference to Exhibit 10(a) of U.S. Restaurant Properties Master L.P.'s (USRP) Registration Statement No. 33-2382 on Form S-11).

2.2 Purchase and Sale Agreement, dated as of September 16, 1996, between the QSR Income Properties, Ltd. and U.S. Restaurant Properties Operating L.P.

2.3 Purchase and Sale Agreement dated as of November 27, 1995, between Selected Properties and U.S. Restaurant Properties Operating L.P. and a schedule of substantially identical documents.

2.4 Purchase and Sale Agreement, dated as of November 25, 1996, between Grandy's Inc. and U.S. Resturant Properties Operating L.P.

2.5 Agreement Regarding Partial Assignment and Assumption of Rights and Obligations Under Real Estate Purchase Agreement, dated as of December 10, 1996, between Sydran Development Corporations and U.S. Restaurant Properties Operating L.P.

2.6 Purchase and Sale Agreement, date as of March 20, 1996, between Bar S Restaurants, Inc. and U.S. Restaurants Properties Operating L.P.

2.7 Asset Purchase Agreement, dated as of March 1996, between Wiggins Enterprises, Inc. and U.S. Restaurant Properties Operating L.P.

2.8 Purchase and Sale Agreement, dated as of October 1995, between Burger King Limited Partnership II and U.S. Restaurant Properties Operating L.P.

2.9 Asset Purchase Agreement, dated as of December 23, 1996, among Sybra, Inc., Valcor, Inc., and U.S. Restaurant Properties Operating L.P.

4.1     Second Amended and Restated Partnership Agreement of USRP
        (incorporated by reference to Exhibit 4.1 of USRP's Registration Statement No. 333-02675 on Form S-3).

4.2 Certificate of Limited Partnership of USRP (incorporated by reference to Exhibit 4.2 of USRP's Registration Statement No. 333-02675 on
        Form S-3).

4.3 Deposit Agreement, dated as of February 3, 1986, between Morgan Guaranty Trust Company of New York and USRP (including the form of the Depositary Receipt and the transfer application) (incorporated by reference to Exhibit 4.5 of USRP's Registration Statement No. 33-2382 on Form S-11).

4.4 First Amendment to the Deposit Agreement dated as of May 5, 1987, between Morgan Guarantee Trust Company of New York and USRP (incorporated by reference to Exhibit 4(A) of USRP's Current Report on Form 8-K, dated as of September 30, 1987).

4.5 Second Amended and Restated Partnership Agreement of U.S. Restaurant Properties Operating L.P. (incorporated by reference to Exhibit 3.4 to USRP's Annual Report on Form 10-K for the year ended December 31,
        1994).

4.6 Certificate of Limited Partnership of U.S. Restaurant Properties Operating L.P. (incorporated by reference to Exhibit 3.3 to USRP's Annual Report on Form 10-K for the year ended December 31, 1994).

10.1 Option Agreement, dated as of March 24, 1995, between USRP and USRP's Managing General Partner (incorporated by reference to Exhibit 10.3 to USRP's Annual Report on Form 10-K for the year ended December 31,
        1994).

10.2 Stock Purchase Agreement, dated as of May 27, 1994, between The Pillsbury Company and Robert J. Stetson, et al concerning the sale of USRP's Managing General Partner (incorporated by reference to Exhibit
        10.1 to USRP's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).

10.3 Second Amended and Restated Secured Loan Agreement, dated as of December 23, 1996, between the USRP and various banks.

10.4 Demand Promissory Note, dated as of August 15, 1995, executed by Arkansas Restaurants #10, L.P. for the benefit of U.S. Restaurant Properties Operating L.P. (incorporated by reference to Exhibit 10.7 of the USRP's Registration Statement No. 333-02675 on Form S-3).

10.5 Mortgage Warehouse Facility, dated as of April 29, 1996, between U.S. Restaurant Properties Business Trust I and Morgan Keegan Mortgage Company, Inc. (incorporated by reference to Exhibit 10.8 for the USRP's Registration Statement No. 333-02675 on Form S-3).

10.6 Amendment No. 1 to the Mortgage Warehouse Facility, dated as of June 1, 1996, between U.S. Restaurant Properties Business Trust I and Morgan Keegan Mortgage Company, Inc. (incorporated by reference to
        Exhibit 10.9 or the USRP's Registration Statement No. 333-02675 on Form S-3).

10.7 Note Purchase Agreement of U.S. Restaurant Properties Operating L.P. dated as of January 31, 1997.

11.1    Computation of Net Income per Unit.

21.1    Subsidiaries of the Registrant.