Form 10-K405/A
period 1996-12-31
U S RESTAURANT PROPERTIES MASTER L P
filed 1997-05-02
CIK 785994

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-K/A

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

                            EXPLANATORY NOTE


   This Form 10-K/A is being filed by the Registrant solely for the purpose of re-filing pages F-3 and F-4 and adding Schedule 3 to the Financial Statement Schedule (Schedule of Real Estate and Accumulated Depreciation). Accordingly, all other items of Form 10-K have been omitted.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 1997               U.S. RESTAURANT PROPERTIES MASTER L.P.

                                   By:  QSV PROPERTIES, INC.,
                                        its Managing General Partner


                                   By: /s/ Robert J. Stetson
                                       -----------------------------
                                       Robert J.  Stetson
                                       President, Chief Executive Officer

               U.S. RESTAURANT PROPERTIES MASTER L.P.
                    CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS)

                                                              DECEMBER 31,
                                                            1996       1995
                                                         --------------------
ASSETS
 Cash and equivalents                                    $    381     $     7
 Receivables, net (includes $188 - 1996 from
  related parties)                                          2,117         951
 Deferred rent receivable                                     536           -
 Purchase deposits                                            908       1,792
 Prepaid expenses                                             403         315
 Notes receivable                                           1,308           -
 Notes receivable - related parties                         2,738         269
 Net investment in direct financing leases                 17,105      19,371
 Land                                                      61,340      27,493
 Buildings and leasehold improvements, net                 75,339       7,900
 Machinery and equipment, net                               2,980         224
 Intangibles, net                                          12,263      13,161
                                                         --------------------
                                                         $177,418     $71,483
                                                         --------------------
                                                         --------------------

LIABILITIES AND PARTNERS' CAPITAL
 Accounts payable (includes $416 and $187 due to
  the General Partners)                                  $  2,642     $   677
 Deferred rent payable                                         55           -
 Deferred gain on sale of property                            590           -
 Lines of credit                                           69,486      10,931
 Capitalized lease obligations                                362         563

Commitments (Notes 8 and 9)

General Partners' capital                                   1,163       1,241
Limited Partners' capital                                 103,120      58,071
                                                         --------     -------
                                                         $177,418     $71,483
                                                         --------------------
                                                         --------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   U.S. RESTAURANT PROPERTIES MASTER L.P.
                    CONSOLIDATED STATEMENTS OF INCOME
                   (IN THOUSANDS, EXCEPT PER UNIT DATA)


                                                   YEAR ENDED DECEMBER 31,
                                                  1996      1995       1994
                                                -----------------------------

REVENUES FROM LEASED PROPERTIES

 Rental income                                  $16,346    $ 7,540    $ 6,340
 Amortization of unearned income on
  direct financing leases                         1,978      2,240      2,453
                                                -----------------------------
   Total Revenues                                18,324      9,780      8,793

EXPENSES

 Rent                                             2,080      1,405      1,348
 Depreciation and amortization                    3,978      1,541      1,361
 Taxes, general and administrative (includes
  $1,763, $614 and $542 in 1996, 1995 and 1994,
  respectively  for services of the General
  Partners)                                       2,461      1,419      1,144
 Interest expense (income), net                   2,364        192         (4)
 Provision for write down or disposition
  of  properties                                      -          -         11
                                                -----------------------------
   Total Expenses                                10,883      4,557      3,860

 Gain on sale of equipment                           32          -          -
                                                -----------------------------
Net income                                      $ 7,473    $ 5,223    $ 4,933
                                                -----------------------------
                                                -----------------------------
Net income allocable to unitholders             $ 7,325    $ 5,119    $ 4,834
                                                -----------------------------
                                                -----------------------------
Average number of outstanding units
 (Primary)                                        6,107      4,638      4,635
                                                -----------------------------
                                                -----------------------------
Net income per unit                             $  1.20    $  1.10    $  1.04
                                                -----------------------------
                                                -----------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       U. S. RESTAURANT PROPERTIES MASTER L. P.
                SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                               AS OF DECEMBER 31, 1996
                                    (IN THOUSANDS)

                                       INITIAL COST TO COMPANY AND         ACCUMULATED DEPRECIATION
                                    GROSS AMOUNT AT DECEMBER 31, 1996        AT DECEMBER 31, 1996
                               -----------------------------------------------------------------------
                     NO. OF
STORE TYPE         PROPERTIES    LAND    BUILDINGS  EQUIPMENT    TOTAL   BUILDINGS  EQUIPMENT   TOTAL
------------------------------------------------------------------------------------------------------
BURGER KING           173      $28,615    $33,051    $  240    $ 61,906    $3,903     $ 28     $3,931
CHILI'S                 8        4,185      7,983         0      12,168       152        0       $152
DAIRY QUEEN            40        2,758      8,268       875      11,901       273       84       $357
GRANDY'S               30       12,751          0         0      14,560         0        0         $0
HARDEE'S               26        2,568     17,063     1,809      19,631       437      129       $566
KFC                     2          200        408         0         608        32        0        $32
PIZZA HUT              14        1,458      2,424         0       3,882        81        0        $81
SCHLOTSKY'S             8        1,352      3,152         0       4,504        35        0        $35
TACO BELL               1          140        101         0         241         5        0         $5
OTHER REGIONAL
 BRANDS                27        7,313      8,078       121      15,512       271        5       $276
                   -----------------------------------------------------------------------------------
                      329      $61,340    $80,528    $3,045    $144,913    $5,189     $246     $5,435
                   -----------------------------------------------------------------------------------
                   -----------------------------------------------------------------------------------

   NOTES:  (1) All property is restaurant property.
           (2) Substantially all property is collateral for the line of credit.
           (3) Depreciation is computed over the estimated useful life of 15 to 20 years for the restaurant buildings and improvements and 10 years for the restaurant equipment.

           (4) Burger King restaurant properties include the land values of 108 restaurant properties in which the buildings and improvements are accounted for as direct financing leases.

           (5) Transactions in real estate and equipment and accumulated depreciation during 1996, 1995, and 1994 are summarized below.


                                                      Cost     Depreciation
                                                    -----------------------
Balance, December 31, 1994                          $ 27,306      $2,344

                          Acquisitions                10,964
                          Cost of real estate sold         0           0
                          Depreciation expense             -         302
                                                    -----------------------

Balance, December 31, 1995                            38,270       2,646

                          Acquisitions               106,663
                          Cost of equipment sold         (20)
                          Depreciation expense             -       2,789
                                                    -----------------------

Balance, December 31, 1996                          $144,913      $5,435
                                                    -----------------------
                                                    -----------------------