Form 10-Q
period 1997-03-31
U S RESTAURANT PROPERTIES MASTER L P
filed 1997-05-14
CIK 785994

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended March 31, 1997

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

      For the transition period from _______________ to __________________

                          Commission File Number 1-9079

              U.S. RESTAURANT PROPERTIES MASTER LIMITED PARTNERSHIP
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                    41-1541631
-----------------------------------         ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

          5310 Harvest Hill Rd., Ste. 270, LB 168, Dallas, Texas 75230
          ------------------------------------------------------------
            (Address principal executive offices, including zip code)

                                  972/387-1487
               --------------------------------------------------
              (Registrant's telephone number, including area code)

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

                 Yes |X|                                 No |_|


     Depository Units (representing Limited Partnership Interests) outstanding at May 14, 1997: 7,796,254.

              U.S. RESTAURANT PROPERTIES MASTER LIMITED PARTNERSHIP

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

             Consolidated Balance Sheets as of March 31, 1997
                    (unaudited) and December 31, 1996..........................3

             Consolidated Statements of Income for the Three
                    months ended March 31, 1997 and 1996 (unaudited)...........4

             Consolidated Statement of Partners' Capital for the Three
                    months ended March 31, 1997 (unaudited)....................5

             Consolidated Statements of Cash Flows for the Three
                    months ended March 31, 1997 and 1996 (unaudited)...........6

             Notes to Consolidated Financial Statements (unaudited)............7

     Item 2. Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.................................13


PART II. OTHER INFORMATION

     Item 3. Exhibits and Reports on Form 8-K.................................15

                          Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                     U.S. RESTAURANT PROPERTIES MASTER L.P.
                           CONSOLIDATED BALANCE SHEETS
                                    ($000's)

                                                         March 31,  December 31,
                                                           1997        1996
                                                         --------    --------
                                                       (unaudited)

Assets
        Cash and equivalents                             $  1,953    $    381
        Receivables, net                                    1,500       2,117
          (includes $338 and $188 from related parties)
        Deferred rent receivable                              719         536
        Purchase deposits and escrows                       3,605         908
        Prepaid expenses                                    1,277         403
        Notes receivable                                    1,352       1,308
        Notes receivable - related parties                  2,907       2,738
        Net investment in direct financing leases          16,550      17,105
        Land                                               65,903      61,340
        Buildings and leasehold improvements, net          90,378      75,339
        Machines and equipment, net                         2,875       2,980
        Intangibles, net                                   12,602      12,263
                                                         --------    --------
                                                          201,621    $177,418
                                                         ========    ========


Liabilities and Partners' Capital
        Accounts payable                                 $  1,829    $  2,642
          (includes $380 and $416 due to the general
           partner)
        Deferred rent payable                                  72          55
        Deferred gain on sale of property                     590         590
        Lines of credit                                    52,780      69,486
        Notes payable                                      40,000           0
        Capitalized lease obligations                         312         362

General partners' capital                                   1,132       1,163
Limited partners' capital                                 104,906     103,120
                                                         --------    --------
                                                         $201,621    $177,418
                                                         ========    ========
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     U.S. RESTAURANT PROPERTIES MASTER L.P.
                        CONSOLIDATED STATEMENTS OF INCOME
                         ($000's, except per unit data)


                                                                  Three Months Ended March 31,
                                                                -------------------------------
                                                                     1997              1996
                                                                -------------      ------------
                                                                 (unaudited)        (unaudited)
Revenue from leased properties:
        Rental income                                             $     5,709        $    2,433
        Amortization of unearned income
            on direct financing leases                                    444               522
                                                                -------------      ------------
                                       Total Revenues             $     6,153            $2,955

Expenses:
        Rent                                                      $       589            $  411
        Depreciation and amortization                                   1,566               534
        Taxes, general, and administrative                                762               370
          (includes $380 and $199 for services of the general
           partner)
        Interest expense (income), net                                  1,284               318
                                                                -------------      ------------
                                       Total Expenses                   4,201             1,633
                                                                -------------      ------------
        Net income                                                $     1,952        $    1,322
                                                                =============      ============
        Net income allocable to unitholders                       $     1,913        $    1,296
                                                                =============      ============
        Average number of outstanding units                             7,078             4,903
                                                                =============      ============
        Net income per unit                                       $      0.27        $     0.26
                                                                =============      ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     U.S. RESTAURANT PROPERTIES MASTER L.P.
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                              ($000's) (unaudited)


                                                  General          Limited
                                    Units         Partners         Partners           Total
                                 -----------------------------------------------------------------
Balance at December 31, 1996          6,894     $      1,163    $      103,120     $    104,283
Net Income                                                39             1,913            1,952
Units issued for property               119                              3,320            3,320
Cash distributions                                       (70)           (3,447)          (3,517)
                                 -----------------------------------------------------------------

Balance at March 31, 1997             7,013     $      1,132    $      104,906     $    106,038
                                 =================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     U.S. RESTAURANT PROPERTIES MASTER L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    ($000's)

                                                                               Three Months ended
                                                                                    March 31,
                                                                          ----------------------------
                                                                             1997              1996
                                                                          ----------       -----------
                                                                          (unaudited)       (unaudited)

Cash flows from operating activities:
      Net Income                                                            $  1,952         $  1,322
      Adjustments to reconcile net income to net cash from operating activities:
            Depreciation and amortization                                      1,566              535
            Amortization of deferred financing costs                              56               10
            Decrease in receivables, net                                         617               27
            Increase in deferred rent receivable                                (183)               0
            (Increase) decrease in prepaid expenses                             (874)              31
            Reduction in net investment in direct financing leases               555              496
            Decrease in accounts payable                                        (813)             (53)
            Increase in deferred rent payable                                     17                0
                                                                          ----------       ----------
                                                                                 941            1,046
                                                                          ----------       ----------
                  Cash provided by operating activities                        2,893            2,368

Cash flows used in investing activities:
      Purchase of property                                                   (17,457)          (9,927)
      Purchase of machines and equipment                                          (3)             (40)
      Purchase deposits paid                                                  (2,697)            (279)
      Increase in notes receivable                                              (213)             (79)
                                                                          ----------       ----------
                  Cash used in investing activities                          (20,370)         (10,325)

Cash flows from (used in) financing activities:
      Loan origination costs and other intangibles                              (678)             (34)
      Payments on capitalized lease obligations                                  (50)             (54)
      Proceeds from line of credit                                            22,934           11,435
      Payments on line of credit                                             (39,640)          (1,140)
      Proceeds from notes payable                                             40,000                0
      Cash distributions                                                      (3,517)          (2,239)
                                                                          ----------       ----------
                  Cash flows provided by financing activities                 19,049            7,968
                                                                          ----------       ----------
Increase in cash and equivalents                                               1,572               11
Cash and equivalents at beginning of quarter                                     381                7
                                                                          ----------       ----------
Cash and equivalents at end of quarter                                      $  1,953         $     18

Supplemental disclosure:
      Interest paid during the quarter                                      $  1,087         $    333
                                                                          ==========       ==========

Non-cash investing activities
      Fair value of units issued for property                               $  3,320         $  6,596
                                                                          ==========       ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     U.S. RESTAURANT PROPERTIES MASTER L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. Interim Unaudited Financial Information

(*) Organization - U.S. Restaurant Properties Master L.P. (Partnership), formerly Burger King Investors Master L.P., a Delaware limited partnership, was formed on December 10, 1985. The Partnership, through its 99.01% limited partnership interest in U.S. Restaurant Properties Operating Limited Partnership (Operating Partnership), also a Delaware limited partnership acquired from Burger King Corporation (BKC) for $94,592,000 in February 1986 an interest in 128 restaurant properties owned or leased by BKC and leased or subleased on a net lease basis to BKC franchisees. The Partnership is the sole limited partner of the Operating Partnership, and they are referred to collectively as the "Partnerships" or the "Partnership." QSV Properties, Inc. (QSV), formerly U.S. Restaurant Properties, Inc., the managing general partner, and BKC, the special general partner, were both indirectly wholly-owned subsidiaries of Grand Metropolitan PCC prior to May, 17, 1994, at which time QSV was sold to the current owners. On January 20, 1995, the Partnership paid Burger King Corporation $16,000 for its 0.02% interest in the Operating and Master Limited Partnership.

In 1996, the Partnership established certain other wholly-owned operating entities consisting of U.S. Restaurant Properties Business Trust I, U.S. Restaurant Properties Business Trust II, Restaurant Acquisition Corporation, Restaurant Renovations Partners L.P., U.S. Restaurant Properties West Virginia Partners L.P., U.S. Restaurant Properties Carolina Ltd., U.S. Restaurant Properties Lincoln, Ltd., and U.S. Restaurant Properties Norman, Ltd.

During the first quarter of 1997, the Partnership established a wholly-owned operating entity USRP (Minnesota), LLC. Collectively, this entity and those established during 1996 in addition to the Partnerships are referred to as the "Company." All of these entities are included in the consolidated financial statements.

The Partnership may issue an unlimited number of units. The units outstanding as of March 31, 1997 and December 31, 1996 totaled 7,012,582 and 6,894,003, respectively.

QSV Properties, Inc. (formerly named U.S. Restaurant Properties, Inc.) is the Managing General Partner of the Partnership.

(*) Accounting Policies - A summary of accounting policies followed by the Company is included in the 1996 Annual Report. The Company follows such policies in the preparation of their interim reports.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP); however, this is not the basis for reporting taxable income to unitholders. The financial statements reflect the consolidated accounts of the Company after elimination of significant inter-entity transactions.

No federal and in most cases no state income taxes are reflected in the consolidated financial statements because partnerships are not taxable entities. The partners are responsible for reporting their allocable shares of taxable income or loss in their individual income tax returns.

The accompanying unaudited consolidated financial statements have been prepared in conformity with GAAP and should be read in conjunction with the Registrant's annual report on Form 10-K for the year ended December 31, 1996. The results of operations for the three months ended March 31, 1997, are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

The consolidated balance sheet as of March 31, 1997 and the other consolidated financial information for the three months ended March 31, 1997 and 1996, are unaudited, but management of the Registrant believes that all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the Company's consolidated financial position and results of operations for the periods have been included therein.

(*) Earnings Per Unit Calculation - Earnings per unit have been computed by dividing net income allocable to unitholders by the weighted average number of units or equivalents outstanding. Units equivalent include the weighted average number of assumed equivalent units outstanding from unit options and unit price guarantees if dilutive using the treasury stock method.

Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which is effective for periods ending after December 15, 1997, requires that companies disclose basic earnings per share using only the weighted average number of common shares/units outstanding during a period. Currently common stock/unit equivalents are included in this computation if they are material. Fully diluted earnings per share/unit will continue to be calculated in a manner similar to the current calculation. Compliance with SFAS No. 128 would result in earnings per unit for the three months ended March 31, 1997 and 1996 to be $0.28 and $0.26, respectively.

(*) Related Party Transactions - The managing general partner, QSV Properties, Inc., is responsible for managing the business and affairs of the Company. The Company pays the managing general partner a non-accountable annual allowance (adjusted to reflect increases in the Consumer Price Index and additions to the property portfolio), plus reimbursement of out-of-pocket costs incurred by other parties for services rendered to the Partnerships. The allowance for the quarter ended March 31, 1997 was $380,000 compared to $199,000 at March 31, 1996. The Company's accounts payable balance includes $380,000 and $416,000 for this allowance as of March 31, 1997 and December 31, 1996, respectively. The managing general partner also receives a 1% finders fee on all acquisitions, which amounted to $199,000 for the quarter ended March 31, 1997 compared to $154,000 in the quarter ended March 31, 1996.

A note receivable of $255,000 is due from Arkansas Restaurants #10 L.P. at March 31, 1997. The note receivable is due on September 30, 1997, and has an interest rate of 9.0% per annum. The managing general partner of Arkansas Restaurants #10 L.P. is owned by an officer of the managing general partner.

A notes receivable of $920,000 is due from Southeast Fast-Food Partners, L.P.
(SFF). The notes receivable is due on July 1, 1997 ($57,000) and July 1, 1999 ($863,000) and has an interest rate of 9.0% per annum. In addition, a note receivable of $136,000 is due from the owners of SFF. This note is due on July 1, 1999, and has an interest rate of 9.0% per annum. The managing general partner of Southeast Fast-Food Partners, L.P., is owned by an officer of the Partnership's managing general partner.

During 1996, the Company agreed to make available to USRP Development Company a revolving line of credit in the principal amount of $5,000,000, to be used solely for paying for the acquisition and development of restaurant properties which will be purchased by the Company upon completion of development. The line of credit is secured by certain development properties and bears interest at an annual rate of 9.0%. The line of credit is payable in monthly installments beginning July 1997 and matures in October 2001. At March 31, 1997, the outstanding balance was $1,596,000 and is included in Notes Receivable - related parties.

2. Property Purchases - During the quarter ended March 31, 1997, the Company completed the purchase of 32 restaurant properties for an aggregate purchase price of $20,757,000, including the value of 118,579 Partnership Units issued as part of the aggregate purchase price. The 118,579 Partnership Units issued have a guaranteed market value of $25.30 on the second anniversary date of the closing. The Partnership Units' market value on the closing date equaled $28.00 per Partnership Unit. Sixteen restaurant properties were purchased with a combination of cash and Partnership Units; and 16 restaurant properties were purchased with only cash. The 32 restaurant properties include 16 Bruegger's Bagel restaurants, four Pizza Hut restaurants, three Schlotzsky's restaurants, two Arby's restaurants, and seven regional restaurant properties.

In the normal course of business, the Partnership may sign purchase agreements to acquire restaurant properties. Such agreements become binding obligations upon the completion of a due diligence period ranging usually from 15 - 30 days.

On March 31, 1997, earnest money purchase deposits amounting to $773,000 were on deposit for the purchase of seven Pizza Hut restaurants, six Hardees restaurants, three Schlotzsky's restaurants, three Wendy's restaurants, two Dairy Queen restaurants, one Kentucky Fried Chicken restaurant, one Taco Bell restaurant, and 26 other regional chain restaurants. In addition, the Company had $2,832,000 in escrow accounts to fund the property acquisitions which closed on April 1, 1997.

3. Property Remodels - During the quarter ended March 31, 1997, two properties received a remodel allowance of between $25,000 and $120,000 upon the renewal of their lease agreement. The allowance is a contribution to the tenants remodeling costs. The remodel allowance is capitalized upon the completion of the remodel and amortized over the life of the related assets or the life of the lease, whichever is shorter.

4. Revolving Credit Facility - The Company has a $95,000,000 revolving credit facility which matures on December 23, 1998. The interest rate on this debt floats at 180 basis percentage points above LIBOR. The effective interest rate at March 31, 1997 was 7.6125%. There is an unused line of credit fee of 0.25% per annum on the average daily excess of the commitment amount over the aggregate unpaid balance of the revolving loan which is charged and is payable on a quarterly basis. In addition to various reporting requirements mandated under the secured loan agreement, the Company must also maintain a tangible net worth, as defined in the loan document, in excess of $85,000,000; maintain a combined GAAP Partner's Capital, as defined in the loan document, of not less than $100,000,000; maintain a cash flow coverage ratio of not less than .95 to 1 based upon a proforma five year bank debt amortization; and maintain certain other financial covenants as defined in the loan agreement. The Company's management believes it is in compliance with all loan provisions as of March 31, 1997. On March 31, 1997, the outstanding balance was $52,780,000 and the available borrowing balance was $42,220,000 (considers $0.4 million subject to an outstanding letter of credit).

A revolving credit facility of $20,000,000 was established with a national mortgage company on April 29, 1996. This revolving credit facility was paid in full during the first quarter of 1997 and no additional draws are available.

5. Notes Payable - On February 26, 1997, the Company issued $40,000,000 in privately placed debt which consists of $12,500,000 Series A Senior Secured Guaranteed Notes with a 8.06% interest rate, due date of January 31, 2000; and $27,500,000 Series B Senior Secured Guaranteed Notes with a 8.30% interest rate, due date of January 31, 2002. The debt and the revolving credit facility is collateralized by substantially all the assets of the Company.

6. Valuation / Allowance Accounts - Certain balance sheet captions appearing in the Consolidated Balance Sheets for the First Quarter of 1997 are comprised of the following:

                                                    March 31,       December 31,
                                                       1997             1996
                                                     (000's)           (000's)
                                                  ===============  ================

      Receivables, net:
          Other receivables                             $1,557            $2,234
          Less allowance for doubtful accounts             (57)             (117)
                                                  ---------------  ----------------
                                                        $1,500            $2,117
                                                  ===============  ================
      Buildings, net
          Buildings and leasehold improvements         $96,743           $80,528
          Less accumulated depreciation                 (6,365)           (5,189)
                                                  ---------------  ----------------
                                                       $90,378           $75,339
                                                  ===============  ================

      Machines and equipment, net
          Machines and equipment                        $3,247            $3,244
          Less accumulated depreciation                   (372)             (264)
                                                  ---------------  ----------------
                                                        $2,875            $2,980
                                                  ===============  ================

      Intangibles, net:
      Intangibles                                      $27,766           $27,003
      Less accumulated amortization                    (15,164)          (14,740)
                                                  ---------------  ----------------
                                                       $12,602           $12,263
                                                  ===============  ================

7. Repurchase of Partnership Units - In July 1995, the Partnership announced its intention to repurchase up to 300,000 units. Through March 31, 1997, the Partnership has purchased 30,000 units. No further repurchases have been made or are contemplated.

8. Subsequent events - On April 1, 1997, three Scholtzsky's restaurant properties and two regional chain restaurant properties were purchased for a total purchase price of $2,902,000.

These purchase prices are exclusive of the 1% paid to the managing general partner and other closing costs.

On April 19, 1997, four Pizza Hut restaurant properties and four regional chain restaurant properties were purchased for $4,000,000. This purchase price is exclusive of the 1% paid to the managing general partner and other closing costs.

On April 29, 1997, one Burger King restaurant was sold for $1,175,000 in cash.

On April 30, 1997, 61 Arby's restaurant properties and 13 leaseholds were purchased for $45,000,000. The purchase price is exclusive of the 1% paid to the managing general partner and other closing costs. In connection with this transaction, the Partnership also sold 222,222 partnership units to an affiliate of the seller of the Arby's restaurant properties for net proceeds of $6,000,000 under a separate agreement.

In April 1997, the Partnership sold 375,904 units in two private placement transactions for net proceeds of $9,500,000. On May 2, 1997, the Partnership sold an additional 185,546 units for net proceeds of $4,750,000. The issuances were to a single investor with a private placement agreement to purchase $19,000,000 in partnership units over a one year period.

On May 1, 1997, a distribution of $0.515 per partnership unit was declared. The record date for such distribution is June 11, 1997 and the distribution date is June 18, 1997.

On May 7, 1997, a proxy and registration statement, Form S-4, was declared effective by the Securities and Exchange Commission regarding the conversion of U.S. Restaurant Properties Master L.P. to a real estate investment trust entity.

9. Pro Forma (unaudited) - Since January 1, 1996, the Company has acquired 216 properties. The pro forma operating results assuming these properties were purchased as of January 1, 1996 is as follows.

The pro forma information was prepared by adjusting the actual consolidated results of the Partnerships for the three month period ended March 31, 1997 and 1996 for the effects of the 1996 and 1997 acquisitions as if all acquisitions and related financing transactions including the sale of limited partnership units occurred on January 1, 1996.

These pro forma operating results are not necessarily indicative of what the actual results of operations of the Company would have been assuming all of the properties were acquired as of January 1, 1996 and do not purport to represent the results of operations for future periods.

                                                                        Three Months ended March 31,
                                                                    --------------------------------------
                                                                           1997                1996
                                                                    -----------------   ------------------
Revenues from leased properties:
Rental income                                                            $     6,267          $     5,908
Amortization of unearned income on direct financing leases                       444                  522
                                                                    -----------------   ------------------
                     Total revenues                                      $     6,711          $     6,430

Expenses:
Rent                                                                       $     589            $     559
Depreciation and amortization                                                  1,692                1,445
Taxes, general and administrative                                                803                  541
Interest expense (income), net                                                 1,620                1,621
                                                                    -----------------   ------------------

                     Total expenses                                            4,704                4,166
                                                                    -----------------   ------------------

Net income                                                               $     2,007          $     2,264
                                                                    =================   ==================
Net income allocable to unitholders                                      $     1,967                2,219
                                                                    =================   ==================
Average number of outstanding units (Primary)                                  7,176                7,176
                                                                    =================   ==================
Net income per unit                                                     $       0.27         $       0.31
                                                                    =================   ==================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations.

Revenues for the quarter ended March 31, 1997 totaled $6,153,000 up 108 percent from the $2,955,000 recorded for the quarter ended March 31, 1996. The increase in revenues is primarily due to the acquisition of 160 new restaurant properties during the second through fourth quarters of 1996 and 32 restaurant properties acquired during the first quarter of 1997. In addition, store sales increased as indicated below and the straight-lining of escalating rent for the quarter ended March 31, 1997 contributed to a 5 percent increase in total revenues. In the quarter ended March 31, 1996, straight-lining of rents did not apply.

Total comparable sales in the restaurants located on the Company's real estate were $34,200,000 for the quarter ended March 31, 1997 and $33,900,000 for the quarter ended March 31, 1996. The comparable store sales relate to the original Burger King portfolio in which the Company's revenues are not only in the form of minimum base rents but also percentage rents that are paid in relation to actual sales of each restaurant property.

Taxes, general and administrative expenses totaled $762,000 up 106 percent from the $370,000 recorded during the same quarter in 1996. The increase in expenses correspond to the active growth of the Company, which is the primary reason for the increase in these expenses for the quarter ended March 31, 1997 as compared to the same period in 1996.

Depreciation and amortization expenses totaled $1,566,000 up 193 percent from the $534,000 recorded for the same period in 1996. This increase directly correlates to the property acquisitions made in the second through fourth quarters of 1996 and the first quarter of 1997.

Rent expense totaled $589,000 up 43 percent from the $411,000 recorded for the same period in 1996. The increase in rent expense directly correlates to the property acquisitions. Twenty (20) of the 160 properties purchased during the second through the fourth quarters of 1996 were leasehold properties.

Interest expense, net of interest income, totaled $1,284,000 up from the $318,000 for the same period in 1996. The increase in interest expense directly correlates to the additional debt associated with the property acquisitions.

Liquidity of Capital Resources.

For the three months ended March 31, 1997, cash flows from operating activities equaled $2,893,000. The Company's net borrowings under its line of credit amounted to $22,934,000. These cash proceeds were used primarily to fund distributions of $3,517,000 and pay the $17,457,000 cash portion of the purchase price of 32 properties acquired for the three months ended March 31, 1997. At this time the Partnership has adequate liquidity for operations as well as to fund additional property purchases.

On February 26, 1997 the Company issued $40,000,000 in debt, which consisted of $12,500,000 Series A Senior Secured Guaranteed notes and $27,500,000 Series B Senior Secured Guaranteed notes. The proceeds were primarily utilized to reduce the line of credit and improve the Company's cash position.

On March 31, 1997, the balance available on the Company's $95,000,000 credit line facility equaled $42,220,000.

                           Part II. OTHER INFORMATION

Item 3. Exhibits and Reports on Form 8-K

     a) A report on Form 8-K/A dated December 30, 1996 was filed with the Securities and Exchange Commission on February 11, 1997, reporting financial information regarding the acquisition of restaurant properties.

     b) 10.1 Note Purchase Agreement of U.S. Restaurant Properties Operating L.P. dated as of January 31, 1997, filed as Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       U.S. RESTAURANT PROPERTIES MASTER L.P.
                                         By  QSV PROPERTIES, INC.
                                                 Managing General Partner


Dated:  May 14, 1997                     By     /s/ Robert J. Stetson
                                            ------------------------------------
                                                    Robert J. Stetson
                                              President, Chief Executive Officer