Form 10-Q
period 1997-06-30
U S RESTAURANT PROPERTIES MASTER L P
filed 1997-08-12
CIK 785994

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended June 30, 1997

                                       or

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

                                 972 / 387-1487
               --------------------------------------------------
              (Registrant's telephone number, including area code)

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

                    Yes [X]                                  No [_]


       Depository Units (representing Limited Partnership Interests) outstanding at August 12, 1997: 8,354,354

              U.S. RESTAURANT PROPERTIES MASTER LIMITED PARTNERSHIP


PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements

              Consolidated Balance Sheets as of June 30, 1997
                     (unaudited) and December 31, 1996........................ 3

              Consolidated Statements of Income for the Three
                     months ended June 30, 1997 and 1996 (unaudited).......... 4

              Consolidated Statements of Income for the Six months
                     ended June 30, 1997 and 1996 (unaudited)................. 4

              Consolidated Statement of Partners' Capital for the Six months ended June 30, 1997 (unaudited).......................... 5

              Consolidated Statements of Cash Flows for the Six months
                     ended June 30, 1997 and 1996 (unaudited)................. 6

              Notes to Consolidated Financial Statements (unaudited).......... 8

      Item 2. Management's Discussion and Analysis of Financial Condition
                    and Results of Operations................................ 13


PART II. OTHER INFORMATION

      Item 6. Exhibits and Reports on Form 8-K............................... 15

                          Part I. FINANCIAL INFORMATION


Item 1.           Financial Statements

                                 U.S. RESTAURANT PROPERTIES MASTER L.P.
                                      CONSOLIDATED BALANCE SHEETS
                                             ($000's)


                                                           June 30,         December 31,
                                                             1997               1996
                                                          ------------      ------------
                                                          (Unaudited)

Assets
       Cash and equivalents                               $      1,777      $        381
       Receivables, net
         (includes $331 and $188 from related parties)           2,340             2,117
       Deferred rent receivable                                  1,137               536
       Purchase deposits and escrows                             1,090               908
       Prepaid expenses                                            924               403
       Notes receivable                                          1,321             1,308
       Notes receivable - related parties                        3,411             2,738
       Net investments in direct financing leases               15,679            17,105
       Land                                                     78,679            61,340
       Buildings and leasehold improvements, net               139,298            75,339
       Machines and equipment, net                               3,743             2,980
       Intangibles, net                                         12,116            12,263
                                                          ------------      ------------
                                                          $    261,515      $    177,418
                                                          ============      ============

Liabilities and Partners' Capital
       Accounts payable                                   $      3,173      $      2,642
         (includes $593 and $416 due to the general
          partner)
       Deferred rent payable                                        88                55
       Deferred gain on sale of property                           590               590
       Lines of credit                                          92,313            69,486
       Notes payable                                            40,000                 -
       Capitalized lease obligations                               263               362

General partner's capital                                        1,093             1,163
Limited partner's capital                                      123,995           103,120
                                                          ------------      ------------
                                                          $    261,515      $    177,418
                                                          ============      ============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                          U.S. RESTAURANT PROPERTIES MASTER L.P.
                                             CONSOLIDATED STATEMENTS OF INCOME
                                              ($000's, except per unit data)



                                                          Three months ended             Six months ended
                                                               June 30,                      June 30,
                                                      --------------------------    --------------------------
                                                          1997          1996           1997           1996
                                                      -----------    -----------    -----------    -----------
                                                      (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
Revenues from leased properties:
         Rental income                                $     7,978    $     3,805    $    13,687    $     6,238
         Amortization of unearned income
            on direct financing leases                        413            504            857          1,026
                                                      -----------    -----------    -----------    -----------
                                   Total Revenues           8,391          4,309         14,544          7,264

Expenses:
         Rent                                                 600            486          1,189            897
         Depreciation and amortization                      1,800            841          3,366          1,375
         Taxes, general, and administrative                 1,225            481          1,987            851
         Interest expense, net                              2,141            639          3,425            957
                                                      -----------    -----------    -----------    -----------
                                   Total Expenses           5,766          2,447          9,967          4,080
                                                      -----------    -----------    -----------    -----------
Income before unusual items                                 2,625          1,862          4,577          3,184
Gain on sale of property                                      266              0            266              0
REIT conversion costs                                        (744)             0           (744)             0
                                                      -----------    -----------    -----------    -----------
Net income                                            $     2,147    $     1,862    $     4,099    $     3,184
                                                      ===========    ===========    ===========    ===========

Net income allocable to unitholders                   $     2,105    $     1,825    $     4,018    $     3,121
                                                      ===========    ===========    ===========    ===========
Average number of outstanding units                         7,760          5,512          7,409          5,209
                                                      ===========    ===========    ===========    ===========
Net income per unit                                         $0.27          $0.33          $0.54          $0.60
                                                      ===========    ===========    ===========    ===========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     U.S. RESTAURANT PROPERTIES MASTER L.P.
                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                              ($000's) (Unaudited)



                                                   General       Limited
                                        Units      Partner       Partners       Total
                                    ----------------------------------------------------
Balance at December 31, 1996            6,894      $  1,163      $ 103,120   $ 104,283
Net income                                               81          4,018       4,099
Units issued for cash                     833             0         21,025      21,025
Units issued for property                 119             0          3,320       3,320
Cash distributions                                     (151)        (7,488)     (7,639)
                                    ----------------------------------------------------

Balance at June 30, 1997                7,846      $  1,093      $ 123,995   $ 125,088
                                    ====================================================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     U.S. RESTAURANT PROPERTIES MASTER L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    ($000's)



                                                                        Six months ended June 30,
                                                                      -----------------------------
                                                                          1997            1996
                                                                      -------------   -------------
                                                                       (Unaudited)     (Unaudited)
Cash flows from operating activities:
     Net Income                                                        $   4,099       $    3,184
     Adjustments to reconcile net income to net
      cash from operating activities:
          Depreciation and amortization                                    3,366            1,332
          Amortization of deferred financing cost                            145               42
          Gain on sale of property                                          (266)               0
          Increase in receivables, net                                      (223)            (288)
          Increase in deferred rent receivable                              (601)            (157)
          Increase in prepaid expenses                                      (521)             (73)
          Reduction in net investment in direct financing leases           1,130            1,002
          Increase in accounts payable                                       531              513
          Increase in deferred rent payable                                   33                0
                                                                       ----------      -----------
                                                                           3,594            2,371
                                                                       ----------      -----------
                             Cash provided by operating activities         7,693            5,555

Cash flows from investing activities:
     Purchases deposits (paid) used                                         (182)           1,683
     Purchase of property                                                (81,005)         (60,483)
     Purchase of machines and equipment                                     (981)          (2,716)
     Proceeds from sale of property                                        1,171               72
     Increase in notes receivable                                           (686)          (3,529)
                                                                       ----------      -----------
                             Cash used in investing activities           (81,683)         (64,973)



                             continued on next page


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     U.S. RESTAURANT PROPERTIES MASTER L.P.
                CONSOLIDATED STATEMENT OF CASH FLOWS (continued)
                                    ($000's)



                                                                        Six months ended June 30,
                                                                      -----------------------------
                                                                          1997            1996
                                                                      -------------   -------------
                                                                       (Unaudited)     (Unaudited)
Cash flows from financing activities:
       Loan origination costs and other intangibles                         (728)            (178)
       Payments on capital lease obligations                                 (99)            (104)
       Proceeds from line of credit                                       62,467           67,447
       Repayments of line of credit                                      (39,640)         (43,313)
       Proceeds from notes payable                                        40,000                0
       Proceeds from issuance of stock                                    21,025           40,203
       Cash distributions                                                 (7,639)          (4,630)
                                                                       ----------      -----------
                             Cash provided by financing activities        75,386           59,425
                                                                       ----------      -----------

Increase in cash and equivalents                                           1,396                7
Cash and equivalents at beginning of year                                    381                7
                                                                       ----------      -----------
Cash and equivalents at end of the quarter                             $   1,777       $       14
                                                                       ==========      ===========

Supplemental disclosure:
    Interest paid during the quarter                                   $   3,267       $      505
                                                                       ==========      ===========

Non-cash investing activities:
    Fair value of units issued for property                            $   3,320       $    6,596
                                                                       ==========      ===========
    Sale of Property on direct financing lease                         $       0       $      225
                                                                       ==========      ===========
       Deferred gain on sale of property                               $       0       $      590
                                                                       ==========      ===========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     U.S. RESTAURANT PROPERTIES MASTER L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.  Interim Unaudited Financial Information

* Organization - U.S. Restaurant Properties Master L.P. (Partnership), formerly Burger King Investors Master L.P., a Delaware limited partnership, was formed on December 10, 1985. The Partnership, through its 99.01% limited partnership interest in U.S. Restaurant Properties Operating Limited Partnership (Operating Partnership), also a Delaware limited partnership, acquired from Burger King Corporation (BKC) for $94,592,000 in February 1986 an interest in 128 restaurant properties owned or leased by BKC and leased or subleased on a net lease basis to BKC franchisees. The Partnership is the sole limited partner of the Operating Partnership, and they are referred to collectively as the "Partnerships" or the "Partnership." QSV Properties, Inc. (QSV), formerly U.S. Restaurant Properties, Inc., the managing general partner, and BKC, the special general partner, were both indirectly wholly-owned subsidiaries of Grand Metropolitan PCC prior to May 17, 1994, at which time QSV was sold to the current owners. On January 20, 1995, the Partnership paid Burger King Corporation $16,000 for its 0.02% interest in the Operating and Master Limited Partnership.

The Partnership has established certain other wholly-owned operating entities consisting of U.S. Restaurant Properties Business Trust I, U.S. Restaurant Properties Business Trust II, Restaurant Acquisition Corporation, Restaurant Renovations Partners L.P., U.S. Restaurant Properties West Virginia Partners L.P., U.S. Restaurant Properties Carolina Ltd., U.S. Restaurant Properties Lincoln, Ltd., and U.S. Restaurant Properties Norman, Ltd. USRP (Dee Dee), LLC., USRP (Sybra), LLC. and USRP (Minnesota), LLC. Collectively, these entities, in addition to the Partnerships are referred to as the "Company." All of these entities are included in the consolidated financial statements.

The Partnership may issue an unlimited number of units. The units outstanding as of June 30, 1997 and December 31, 1996 totaled 7,846,254 and 6,894,003, respectively.

QSV Properties, Inc. (formerly named U.S. Restaurant Properties, Inc.) is the Managing General Partner of the Partnership.

* Accounting Policies - A summary of accounting policies followed by the Company is included in the 1996 Annual Report. The Company follows such policies in the preparation of their interim reports.

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with GAAP and should be read in conjunction with the Registrant's annual report on Form 10-K for the year ended December 31, 1996. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

Certain classifications for the six month period ended June 30, 1996 were changed to conform to the current period presentation.

The consolidated balance sheet as of June 30, 1997 and the other consolidated financial statements for the three and six months ended June 30, 1997 and 1996, are unaudited, but management of the Registrant believes that all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the Company's consolidated financial position and results of operations for the periods have been included therein.

* Earnings Per Unit Calculation - Earnings per unit have been computed by dividing net income allocable to unitholders by the weighted average number of units or equivalents outstanding. Unit equivalents include the weighted average number of assumed equivalent units outstanding from unit options and unit price guarantees if dilutive using the treasury stock method.

Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which is effective for periods ending after December 15, 1997, requires that companies disclose basic earnings per share using only the weighted average number of common shares outstanding during a period. Currently unit equivalents are included in this computation if they are material. Fully diluted earnings per unit will continue to be calculated in a manner similar to the current calculation. Compliance with SFAS No. 128 would result in earnings per unit for the three months ended June 30, 1997 and 1996 to be $0.28 and $0.34, respectively. The earnings per unit for the six months ended June 30, 1997 and 1996 would be $0.55 and $0.61, respectively.

* Related Party Transactions - The managing general partner, QSV Properties, Inc., is responsible for managing the business and affairs of the Company. The Company pays the managing general partner a non-accountable annual allowance (adjusted to reflect increases in the Consumer Price Index and additions to the property portfolio), plus reimbursement of out-of-pocket costs incurred by other parties for services rendered to the Partnerships. The allowance for the quarter ended June 30, 1997 was $593,000 compared to $259,000 for the quarter ended June 30, 1996 and the allowance for the six months ended June 30, 1997 was $973,000 compared to $458,000 for the six months ended June 30, 1996. The Company's accounts payable balance includes $593,000 and $416,000 for this allowance as of June 30, 1997 and December 31, 1996, respectively. The managing general partner also receives a 1% finders fee on all acquisitions, which amounted to $621,000 for the quarter ended June 30, 1997 compared to $522,000 in the quarter ended
June 30, 1996. For the six months ended June 30, 1997 the 1% finders fee amounted to $820,000 compared to $676,000 for the six months ended June 30, 1996.

A note receivable of $255,000 is due from Arkansas Restaurants #10 L.P. at June 30, 1997. The note receivable is due on September 30, 1997, and has an interest rate of 9.0% per annum. The managing general partner of Arkansas Restaurants #10 L.P. is owned by an officer of the managing general partner.

A notes receivable of $920,000 is due from Southeast  Fast-Food  Partners,  L.P.
(SFF). The notes receivable is due on July 1, 1998 ($57,000) and July 1, 1999 ($863,000) and has an interest rate of 9.0% per annum. In addition, a note
receivable  of  $136,000 is  due  from  the owners  of  SFF.   This note is due
on July 1, 1999, and has an interest rate of 9.0% per annum. The managing general partner of Southeast Fast-Food Partners, L.P., is owned by an officer of the Partnership's managing general partner.

During 1996, the Company agreed to make available to USRP Development Company a revolving line of credit in the principal amount of $5,000,000, to be used solely for paying for the acquisition and development of restaurant properties which will be purchased by the Company upon completion of development. The line of credit is secured by certain development properties and bears interest at an annual rate of 9.0%. The line of credit is payable in monthly installments beginning July 1997 and matures in October 2001. At June 30, 1997, the outstanding balance was $2,090,000 and is included in Notes Receivable - related parties.

2. Property Purchases - During the quarter ended June 30, 1997, the Company completed the purchase of 99 restaurant properties for an aggregate purchase price of $63,704,000. The restaurant properties were purchased with only cash. The 99 restaurant properties include 75 Arby's, five Schlotzsky's, four Pizza Hut's, two Popeye's, two Carlos O'Kelly's, and 11 regional restaurant properties. Allocation of the cost of the properties has been done on a preliminary basis and will be finalized at year end. The Carlos O'Kelly's restaurant properties were acquired from Carlos O'Kelly's, Inc. Carlos O'Kelly's, Inc. is owned by a director of the Managing General Partner.

During the quarter ended March 31, 1997, the Company completed the purchase of 32 restaurant properties for an aggregate purchase price of $20,757,000, including the value of 118,579 Partnership Units issued as part of the aggregate purchase price. The 118,579 Partnership units have a guaranteed market value of $25.30 on the second anniversary date of the closing. The Partnership Units' market value on the closing date equaled $28.00 per Partnership Unit. Sixteen restaurant properties were purchased with a combination of cash and Partnership Units; and 16 restaurant properties were purchased with only cash. The 32 restaurant properties include 16 Bruegger's Bagel's, four Pizza Hut's, three Schlotzsky's, two Arby's, and seven regional restaurant properties.

On April 29, 1997, a restaurant property located in Forest Park, OH was sold for $1,171,000, net of closing costs at a gain of $266,000.

In the normal course of business, the Partnership may sign purchase agreements to acquire restaurant properties. Such agreements become binding obligations upon the completion of a due diligence period ranging usually from 15 - 30 days.

On June 30, 1997, earnest money purchase deposits amounting to $1,090,000 were on deposit for the purchase of five Hardee's restaurants, five Taco Cabana restaurants, three Wendy's restaurants, two Pizza Hut restaurants, and 29 other regional chain restaurants.

3. Revolving Credit Facility - During the quarter ended June 30, 1997 the Company's line of credit was increased to $110 million which matures on June 27, 1999. The interest rate on this debt floats at 180 basis percentage points above LIBOR. The effective interest rate at June 30, 1997 was 7.5812%. There is an unused line of credit fee of 0.25% per annum on the average daily excess of the commitment amount over the aggregate unpaid balance of the revolving loan which is charged and is payable on a quarterly basis. In addition to various reporting requirements mandated under the secured loan agreement, the Company must also maintain a tangible net worth, as defined in the loan document, in excess of $85,000,000; maintain a combined GAAP Partner's Capital, as defined in the loan document, of not less than $100,000,000; maintain a cash flow coverage ratio of not less than 1 to 1 based upon a proforma eight year bank debt amortization; and maintain certain other financial covenants as defined in the loan agreement. The Company's management believes it is in compliance with all loan provisions. On June 30, 1997, the outstanding balance was $92,313,000 and the available borrowing balance was $17,287,000.

4. Notes Payable - On February 26, 1997, the Company issued $40,000,000 in privately placed debt which consists of $12,500,000 Series A Senior Secured Guaranteed Notes with a 8.06% interest rate, due date of January 31, 2000; and $27,500,000 Series B Senior Secured Guaranteed Notes with a 8.30% interest rate, due date of January 31, 2002. The debt and the revolving credit facility is collateralized by substantially all the assets of the Company.

5. REIT Conversion - On June 27, 1997 the limited partners voted in favor of a conversion from a Master Limited Partnership to a self-advised REIT (Real Estate Investment Trust). The actual conversion is expected to occur before the end of the third quarter. During the quarter ended June 30, 1997 a one-time charge was made for these expenses which totaled $744,000.

6. Subsequent events - On July 2, 1997, five Taco Cabana restaurant properties and one regional chain restaurant property were purchased for a total purchase price of $6,472,000 in two separate transactions. These purchase prices are exclusive of the 1% paid to the managing general partner and other closing costs.

On July 25, 1997, one El Chico restaurant property was purchased for $1,250,000. This purchase price is exclusive of the 1% paid to the managing general partner and other closing costs.

On July 28, 1997, a distribution of $0.525 per partnership unit was declared. The record date for such distribution is September 5, 1997 and the distribution date is September 12, 1997.

On July 30, 1997, the Partnership sold 172,882 units in one private placement for net proceeds of $4,750,000. The issuance was to a single investor with a private placement agreement to purchase $19,000,000 in partnership units over a one year period. This purchase represented the fulfillment of that commitment.

On July 31,  1997,  14  Burger  King  restaurants  properties,  three  Pizza Hut restaurants properties, two Wendy's restaurants properties, two Hardee's restaurants properties and 14 other regional chain restaurants properties were purchased in three separate transactions for a total purchase price of $23,492,000, including the value of 335,218 partnership units issued as part of the total purchase price. The partnership units issued are guaranteed to have a market value of $36.00 per unit two years from the transaction date. These purchase prices are exclusive of the 1% paid to the managing general partner and other closing costs.

On August 7, 1997, one Burger King restaurant property was sold for $640,000 in cash.

7. Pro Forma (unaudited) - Since January 1, 1996, the Company has acquired 315 properties. The pro forma operating results assuming these properties were purchased as of January 1, 1996 is as follows.

The pro forma information was prepared by adjusting the actual consolidated results of the Partnerships for the six month period ended June 30, 1997 and 1996 for the effects of the 1996 and 1997 acquisitions as if all acquisitions and related financing transactions including the sale of limited partnership units occurred on January 1, 1996.

These pro forma operating results are not necessarily indicative of what the actual results of operations of the Company would have been assuming all of the properties were acquired as of January 1, 1996 and do not purport to represent the results of operations for future periods.


                                                                   Six Months ended June 30,
                                                              -------------------------------
                                                                    1997             1996
                                                              ----------------  -------------
Revenues from leased properties:
     Rental income                                             $  16,770          $  16,795
     Amortization of unearned income on direct
         financing leases                                            857              1,026
                                                               ----------         ----------
                                     Total Revenues               17,627             17,821

Expenses:
     Rent                                                          1,189              1,132
     Depreciation and amortization                                 4,432              4,432
     Taxes, general and administrative                             2,236              1,664
     Interest expense, net                                         4,549              4,860
                                                               ----------         ----------
                                     Total Expenses               12,406             12,088
                                                               ----------         ----------

Income before unusual items                                        5,221              5,733
Gain on sale of property                                             266                  0
REIT conversion costs                                               (744)                 0
                                                               ----------         ----------
Net income                                                     $   4,743          $   5,733
                                                               ==========         ==========
Net income allocable to unitholders                            $   4,649          $   5,619
                                                               ==========         ==========
Average number of outstanding units (Primary)                      7,985              7,985
                                                               ==========         ==========
Net income per unit                                                $0.58              $0.70
                                                               ==========         ==========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations.

Revenues for the three months ended June 30, 1997 totaled $8,391,000, an increase of 95 percent from the $4,309,000 recorded for the three months ended June 30, 1996. Such revenues for the six months ended June 30, 1997 totaled $14,544,000, an increase of 100 percent from the $7,264,000 recorded for the six months ended June 30, 1996. The increase in revenues is primarily due to an increase in the number of the Company's restaurant properties. Since January 1, 1996 the Company has purchased 315 new restaurant properties. In addition, straight-lining of escalating rent for the six months ended June 30, 1997 contributed to a 4 percent increase in total revenue as compared to a 2 percent contribution for the six months ended June 30, 1996.

Net income for the three months ended June 30, 1997 totaled $2,147,000, an increase of 15 percent from the $1,862,000 recorded for the three months ended June 30, 1996. Net income for the six months ended June 30, 1997 totaled $4,099,000, an increase of 29 percent from the $3,184,000 recorded for the six months ended June 30, 1996. Net income for the three months ended June 30, 1997 was affected by two unusual items. These include a gain from the sale of one property of $266,000 that partially offset the one-time expense of $744,000 associated with the conversion to a self-advised REIT (Real Estate Investment Trust).

Taxes, general and administrative expenses for the three months ended June 30, 1997 increased $744,000 as compared to the three months ended June 30 1996. Such expenses for the six months ended June 30, 1997 increased $1,136,000 as compared to the six months ended June 30, 1996. The primary reason for the increase is the fee paid to the managing general partner. The fee paid to the managing general partner increased $344,000 for the three months ended June 30, 1997 and $515,000 for the six months ended June 30, 1997 as compared to the same periods in 1996. Other expense increases relate to an increase in the number of employees and other costs associated with the increase in properties under contract and the growth of the company.

Depreciation and amortization expenses for the three months ended June 30, 1997 totaled $1,800,000, an increase of 114 percent from the $841,000 recorded for the same period in 1996. Such depreciation and amortization expense for the six months ended June 30, 1997 totaled $3,366,000, an increase of 145 percent from the $1,375,000 recorded for the six months ended June 30, 1996. These increases directly correlate to the property acquisitions made since June 30, 1996.

Rent expense for the three months ended June 30, 1997 totaled $600,000, an increase of 23 percent from the $486,000 recorded for the three months ended June 30, 1996. Such rent expense for the six months ended June 30, 1997 totaled $1,189,000, an increase of 33 percent from the $897,000 recorded for the six months ended June 30, 1996. The increase in rent expense directly correlates to the property acquisitions.

Interest expense, net of interest income of $166,000, for the three months ended June 30, 1997 totaled $2,141,000 compared to $639,000, net of interest income of $39,000 for the three months ended June 30, 1996. Such interest expense, net of interest income of $278,000, for the six months ended June 30, 1997 totaled $3,425,000 compared to $957,000, net of interest income of $53,000, recorded for the six months ended June 30, 1996. The increase in interest expense directly correlates to the additional debt associated with the property acquisitions.

Liquidity and  Capital Resources.

For the six months ended June 30, 1997 cash flows from operating activities equaled $7,693,000, the Company's net borrowings under its line of credit and long-term debt amounted to $62,827,000 and the Company received $21,025,000 from the sale of the Company's partnership units. These cash proceeds were used primarily to fund cash distributions of $7,639,000 and to pay the $81,005,000 cash portion of the property acquisitions for the six months ended June 30, 1997. At this time the Company believes it has adequate liquidity for operations as well as to fund additional property purchases.

On June 30, 1997 the balance available on the Company's $110,000,000 credit line facility equaled $17,287,000.

                           Part II. OTHER INFORMATION

Item 3. Exhibits and Reports on Form 8-K

        a) A report on Form 8-K/A dated March 31, 1997 was filed with the Securities and Exchange Commission on May 30, 1997, reporting financial information regarding the acquisition of restaurant properties.

        b) 10.1 Note Purchase Agreement of U.S. Restaurant Properties Operating L.P. dated as of January 31, 1997, filed as Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

        c)  11.1 Computation of Net Income per Unit

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



                                       U.S. RESTAURANT PROPERTIES MASTER L.P.
                                          By  QSV PROPERTIES, INC.
                                                  Managing General Partner






Dated:  August 12, 1997                   By  /s/ Robert J. Stetson
                                            --------------------------------
                                                  Robert J. Stetson
                                           President, Chief Executive Officer