Form 10-Q
period 1997-09-30
U S RESTAURANT PROPERTIES MASTER L P
filed 1997-11-12
CIK 785994

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934

                For the quarterly period ended September 30, 1997

                                       or

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

                                 972 / 387-1487
                            ------------------------
              (Registrant's telephone number, including area code)

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

                           Yes [X]               No [ ]


  Number of shares outstanding of each of the issuer's classes of common stock
  as of November 10, 1997 (See explanatory note on next page):      12,658,113

                                EXPLANATORY NOTE


On October 15, 1997, U.S. Restaurant Properties Master L.P. (`USRP") converted from a master limited partnership to a real estate investment trust. This conversion was effected through the merger (the "Merger") of USRP Acquisition, L.P. an indirectly wholly-owned Delaware limited partnership subsidiary of U.S. Restaurant Properties, Inc. (the "REIT Corporation"), with and into U.S.
Restaurant Properties Master L.P. As a result of the Merger, all holders of common units of beneficial interest in USRP became stockholders of the REIT Corporation. Accordingly, information contained in this form 10-Q relating to the equity ownership of USRP following October 15, 1997 is presented as ownership of shares of common stock of the REIT Corporation. On October 20, 1997 the REIT declared a three-for-two stock split. All of the historical units and per unit information has been restated to reflect this stock split.

              U.S. RESTAURANT PROPERTIES MASTER LIMITED PARTNERSHIP
              -----------------------------------------------------


PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

                Consolidated Balance Sheets as of September 30, 1997
                  (unaudited) and December 31, 1996.......................... 4

                Consolidated Statements of Income for the Three
                  months and Nine months ended September 30, 1997
                  and 1996 (unaudited)....................................... 5

                Consolidated Statement of Partners' Capital for the
                  Nine months ended September 30, 1997 (unaudited)........... 6

                Consolidated Statements of Cash Flows for the Nine months
                  ended September 30, 1997 and 1996 (unaudited).............. 7

                Notes to Consolidated Financial Statements (unaudited)....... 9

        Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..................................15


PART II.  OTHER INFORMATION

        Item 2  Changes in Securities........................................18

        Item 4  Submission of Matters to a Vote of Security Holders..........18

        Item 6. Exhibits and Reports on Form 8-K.............................19

                          Part I. FINANCIAL INFORMATION


Item 1.           Financial Statements

                     U.S. RESTAURANT PROPERTIES MASTER L.P.
                           CONSOLIDATED BALANCE SHEETS
                                    ($000's)

                                                                  September 30,       December 31,
                                                                       1997                1996
                                                                  -------------       ------------
                                                                   (Unaudited)

Assets
       Cash and equivalents                                        $     1,666         $       381
       Receivables, net
         (includes $624 and $188 from related parties)                   2,682               2,117
       Deferred rent receivable                                          1,556                 536
       Purchase deposits and escrows                                     2,234                 908
       Prepaid expenses                                                  1,146                 403
       Notes receivable                                                  2,153               1,308
       Notes receivable - related parties                                5,425               2,738
       Mortgage loan receivables                                         5,986                   -
       Net investments in direct financing leases                       14,902              17,105
       Land                                                             92,179              61,340
       Buildings and leasehold improvements, net                       168,542              75,339
       Machinery and equipment, net                                      3,471               2,980
       Intangibles, net                                                 11,866              12,263
                                                                   ============        ============
                                                                   $   313,808         $   177,418
                                                                   ============        ============

Liabilities
       Accounts payable
         (includes $712 and $416 due to the general partner)       $     4,628         $     2,642
       Deferred rent payable                                               113                  55
       Deferred gain on sale of property                                   803                 590
       Lines of credit                                                 129,573              69,486
       Notes payable                                                    40,000                   -
       Capitalized lease obligations                                       222                 362
                                                                   ------------         -----------
                                    Total Liabilities                  175,339              73,135

Partners' Capital
       General partner's capital                                         1,055               1,163
       Limited partner's capital                                       137,414             103,120
                                                                   ============         ===========
                                                                   $   313,808          $  177,418
                                                                   ============         ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     U.S. RESTAURANT PROPERTIES MASTER L.P.
                        CONSOLIDATED STATEMENTS OF INCOME
                         ($000's, except per unit data)



                                                    Three months ended                 Nine months ended
                                                        September 30,                      September 30,
                                                ----------------------------     ----------------------------
                                                    1997             1996             1997            1996
                                                ------------    ------------     -----------     ------------
                                                 (Unaudited)     (Unaudited)     (Unaudited)      (Unaudited)
Revenues from leased properties:
        Rental income                            $    9,163      $    5,262       $  22,850       $   11,500
        Interest income                                 237              74             514              127
        Amortization of unearned income
          on direct financing leases                    375             486           1,232            1,512
                                                 -----------     -----------      ----------      -----------
                             Total Revenues           9,775           5,822          24,596           13,139

Expenses:
        Rent                                            684             549           1,873            1,446
        Depreciation and amortization                 2,618           1,218           5,984            2,593
        Taxes, general, and administrative            1,091             756           3,078            1,607
        Interest expense                              2,958             709           6,661            1,719
                                                 -----------     -----------      ----------      -----------
                             Total Expenses           7,351           3,232          17,596            7,365
                                                 -----------    ------------      ----------      -----------
Income before unusual items                           2,424           2,590           7,000            5,774
Gain on sale of property                                183               -             450                -
REIT conversion costs                                   (75)              -            (819)               -
                                                 ===========    ============      ==========      ===========
Net income                                       $    2,532     $     2,590       $   6,631       $    5,774
                                                 ===========    ============      ==========      ===========
Net income allocable to unitholders              $    2,482     $     2,539       $   6,499       $    5,660
                                                 ===========    ============      ==========      ===========
Average number of outstanding units                  12,544          10,449          11,611            8,744
                                                 ===========    ============      ==========      ===========
Net income per unit                              $     0.20     $      0.24       $    0.56       $     0.65
                                                 ===========    ============      ==========      ===========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     U.S. RESTAURANT PROPERTIES MASTER L.P.
                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                              ($000's) (Unaudited)



                                                          General         Limited
                                          Units           Partner         Partners         Total
                                     ---------------------------------------------------------------
Balance at January 1, 1997               10,341         $   1,163       $  103,120       $  104,283
Net income                                                    132            6,499            6,631
Units issued for cash                     1,510                             25,775           25,775
Units issued for property                   681                             13,796           13,796
Cash distributions                                           (240)         (11,776)         (12,016)
                                     ---------------------------------------------------------------
Balance at September 30, 1997            12,532         $   1,055       $  137,414       $  138,469
                                     ===============================================================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     U.S. RESTAURANT PROPERTIES MASTER L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    ($000's)

                                                                     Nine months ended
                                                                         September 30,
                                                           -------------------------------------
                                                                 1997                 1996
                                                           ----------------     ----------------
                                                             (Unaudited)          (Unaudited)
Cash flows from operating activities:
     Net Income                                             $     6,631          $     5,774
     Adjustments to reconcile net income to net
       cash from operating activities:
          Depreciation and amortization                           5,984                2,593
          Amortization of deferred financing cost                   245                  102
          Gain on sale of property                                 (450)                   -
          Increase in receivables, net                             (565)                (174)
          Increase in deferred rent receivable                   (1,020)                (625)
          Increase in prepaid expenses                             (743)                (484)
          Reduction in net investment in direct
             financing leases                                     1,716                1,515
          Increase in accounts payable                            1,986                  945
          Increase in deferred rent payable                          58                    -
                                                           ----------------     ----------------
                                                                  7,211                3,872
                                                           ----------------     ----------------
              Cash provided by operating activities              13,842                9,646

Cash flows from investing activities:
          Purchase deposits (paid) used                          (1,326)               1,241
          Purchase of properties                               (116,870)             (63,953)
          Purchase of machinery and equipment                      (833)              (2,943)
          Proceeds from sale of properties                        2,509                   72
          Increase in mortgage loan receivables                  (5,986)                   -
          Increase in notes receivable                           (2,843)              (1,001)
                                                           ----------------     ----------------
              Cash used in investing activities                (125,349)             (66,584)



                             continued on next page


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     U.S. RESTAURANT PROPERTIES MASTER L.P.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                    ($000's)

                                                                        Nine months ended
                                                                           September 30,
                                                           -------------------------------------
                                                                 1997                 1996
                                                           ----------------     ----------------
                                                             (Unaudited)          (Unaudited)
Cash flows from financing activities:
          Loan origination costs and other intangibles             (914)                (204)
          Payments on capital lease obligations                    (140)                (152)
          Proceeds from line of credit                          100,989               70,349
          Repayments of line of credit                          (40,902)             (45,265)
          Proceeds from notes payable                            40,000                    -
          Proceeds from issuance of units                        25,775               40,203
          Cash distributions                                    (12,016)              (7,981)
                                                           ----------------     ----------------
              Cash provided by financing activities             112,792               56,950
                                                           ----------------     ----------------

Increase in cash and equivalents                                  1,285                   12
Cash and equivalents at beginning of year                           381                    7
                                                           ================     ================
Cash and equivalents at end of the quarter                  $     1,666          $        19
                                                           ================     ================

Supplemental disclosure:
          Interest paid during the quarter                  $     6,112          $     1,631
                                                           ================     ================

Non-cash investing activities:
          Fair value of units issued for property           $    13,796          $     7,912
                                                           ================     ================
          Sale of property on direct financing lease        $         -          $       225
                                                           ================     ================
          Note received on sale of property                 $       689          $       743
                                                           ================     ================
          Deferred gain on sale of property                 $       213          $       590
                                                           ================     ================



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     U.S. RESTAURANT PROPERTIES MASTER L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.  INTERIM UNAUDITED FINANCIAL INFORMATION

* CONVERSION TO REIT - On October 15, 1997, U.S. Restaurant Properties Master L.P. (`USRP") converted from a master limited partnership to a real estate investment trust. This conversion was effected through the merger (the "Merger") of USRP Acquisition, L.P. an indirectly wholly-owned Delaware limited partnership subsidiary of U.S. Restaurant Properties, Inc. (the "REIT Corporation"), with and into U.S. Restaurant Properties Master L.P. As a result of the Merger, all holders of common units of beneficial interest in USRP became stockholders of the REIT Corporation. Accordingly, information contained in this form 10-Q relating to the equity ownership of USRP following October 15, 1997 is presented as ownership of shares of common stock of the REIT Corporation. On October 20, 1997 the REIT declared a three-for-two stock split. All of the historical units and per unit information has been restated to reflect this stock split.

In connection with the conversion to a REIT, the management contract between QSV Properties, Inc. ("QSV") and USRP was terminated and QSV's partnership interests in USRP were converted to 126,582 shares of common stock of the REIT and 1,148,418 units of U.S. Restaurant Properties Operating, L.P. ("OP"). An additional 825,000 shares or its equivalent in OP units may be issued to QSV if certain earnings targets are met by the year 2000. QSV is an entity that is primarily owned by Mr. Robert J. Stetson and Mr. Fred H. Margolin.

* ORGANIZATION - U.S. Restaurant Properties Master L.P. (Partnership), formerly Burger King Investors Master L.P., a Delaware limited partnership, was formed on December 10, 1985. The Partnership, through its 99.01% limited partnership interest in U.S. Restaurant Properties Operating Limited Partnership (Operating Partnership), also a Delaware limited partnership, acquired from Burger King Corporation (BKC) for $94,592,000 in February 1986 an interest in 128 restaurant properties owned or leased by BKC and leased or subleased on a net lease basis to BKC franchisees. The Partnership is the sole limited partner of the Operating Partnership, and they are referred to collectively as the "Partnerships" or the "Partnership." QSV Properties, Inc. (QSV), formerly U.S. Restaurant Properties, Inc., the managing general partner, and BKC, the special general partner, were both indirectly wholly-owned subsidiaries of Grand Metropolitan PLC prior to May 17, 1994, at which time QSV was sold to the current owners. On January 20, 1995, the Partnership paid Burger King Corporation $16,000 for its 0.02% interest in the Operating and Master Limited Partnership.

The Partnership has established certain other wholly-owned operating entities consisting of U.S. Restaurant Properties Business Trust I, U.S. Restaurant
Properties Business Trust II, Restaurant Acquisition Corporation, Restaurant Renovations Partners L.P., U.S. Restaurant Properties West Virginia Partners L.P., U.S. Restaurant Properties Carolina Ltd., U.S. Restaurant Properties Lincoln, Ltd., U.S. Restaurant Properties Norman, Ltd., USRP (Dee Dee), LLC., USRP (Sybra), LLC. and USRP (Minnesota), LLC. Collectively, these entities, in addition to the Partnerships are referred to as the "Company." All of these entities are included in the consolidated financial statements.

The Partnership units outstanding as of September 30, 1997 and December 31, 1996 totaled 12,531,531 and 10,341,004, respectively.

QSV Properties, Inc. (formerly named U.S. Restaurant Properties, Inc.) has been the Managing General Partner of the Partnership.

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

No federal and in most cases no state income taxes are reflected in the consolidated financial statements because partnerships are not taxable entities. The partners are responsible for reporting their allocable shares of taxable income or loss in their individual income tax returns. The REIT Corporation intends to qualify as a REIT as defined under the Internal Revenue Code of 1986, as amended, and this would make it a nontaxable entity for federal income tax purposes.

The accompanying unaudited consolidated financial statements have been prepared in conformity with GAAP and should be read in conjunction with the Registrant's annual report on Form 10-K for the year ended December 31, 1996. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

Certain classifications for the nine month period ended September 30, 1996 were changed to conform to the current period presentation.

The consolidated balance sheet as of September 30, 1997 and the other consolidated financial statements for the three and nine months ended September 30, 1997 and 1996, are unaudited, but management of the Registrant believes that all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the Company's consolidated financial position, results of operations and cash flows for the periods have been included therein.

* EARNINGS PER UNIT CALCULATION - Earnings per unit have been computed by dividing net income allocable to unitholders by the weighted average number of units or equivalents outstanding. Unit equivalents include the weighted average number of assumed equivalent units outstanding from unit options and unit price guarantees if dilutive using the treasury stock method.

Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which is effective for periods ending after December 15, 1997, requires that companies disclose basic earnings per share using only the weighted average number of common shares outstanding during a period. Currently, unit equivalents are included in this computation if they are material. Fully diluted earnings per unit will continue to be calculated in a manner similar to the current calculation. Compliance with SFAS No. 128 would result in earnings per unit for the three months ended September 30, 1997 and 1996 to be $0.20 and $0.25, respectively. The earnings per unit for the nine months ended September 30, 1997 and 1996 would be $0.57 and $0.66, respectively.

* RELATED PARTY TRANSACTIONS - The managing general partner, QSV Properties, Inc., has been responsible for managing the business and affairs of the Company. The Company pays the managing general partner a non-accountable annual allowance (adjusted to reflect increases in the Consumer Price Index and additions to the property portfolio), plus reimbursement of out-of-pocket costs incurred by other parties for services rendered to the Partnerships. The allowance for the three months ended September 30, 1997 was $722,000 compared to $395,000 for the three months ended September 30, 1996 and the allowance for the nine months ended September 30, 1997 was $1,695,000 compared to $853,000 for the nine months ended September 30, 1996. The Company's accounts payable balance includes $712,000 and $416,000 for this allowance as of September 30, 1997 and December 31, 1996, respectively. The managing general partner also receives a 1% finders fee on all acquisitions, which amounted to $521,000 for the three months ended September 30, 1997 compared to $40,000 for the three months ended September 30, 1996. For the nine months ended September 30, 1997 the 1% finders fee amounted to $1,341,000 compared to $716,000 for the nine months ended September 30, 1996. These fees were discontinued with the termination of the management contract between QSV and USRP.

A note receivable of $279,000 is due from Arkansas Restaurants #10 L.P. at September 30, 1997. The note receivable is due on September 30, 1998, and has an interest rate of 9.0% per annum. The managing general partner of Arkansas Restaurants #10 L.P. is owned by an officer of the managing general partner.

A note receivable balance of $920,000 is due from Southeast Fast-Food Partners, L.P. (SFF). The notes receivable balance is represented by two separate notes that are due on July 1, 1998 ($57,000) and July 1, 1999 ($863,000) and have an interest rate of 9.0% per annum. In addition, a note receivable of $136,000 is due from the owners of SFF. This note is due on July 1, 1999, and has an interest rate of 9.0% per annum. The managing general partner of Southeast Fast-Food Partners, L.P., is owned by an officer of the Partnership's managing general partner.

During 1996, the Company agreed to make available to USRP Development Company a revolving line of credit in the principal amount of $5,000,000, to be used solely for paying for the acquisition and development of restaurant properties which will be purchased by the Company upon completion of development. The line of credit is secured by certain development properties and bears interest at an annual rate of 9.0%. The line of credit is payable in monthly installments and matures in October 2001. At September 30, 1997, the outstanding balance was $4,071,000.

2. PROPERTY PURCHASES AND DISPOSITIONS - During the three months ended September 30, 1997, the Company completed the purchase of 71 restaurant properties for an aggregate purchase price of $46,205,000, including the value of 502,827 Partnership Units issued as part of the aggregate purchase price. The 502,827 Partnership units have a guaranteed market value of $24.00 two years from the date of the closing. The Partnership Units' market value on the closing date equaled $20.83 per Partnership Unit. Seventeen restaurant properties were purchased with a combination of cash and Partnership Units; and 54 restaurant properties were purchased with only cash. The 71 restaurant properties include 13 Burger King's, 10 Ember's, five Taco Cabana's, four Boston Market's, four Wendy's, four Schlotzsky's and 31 regional restaurant properties.

During the three months ended June 30, 1997, the Company completed the purchase of 99 restaurant properties for an aggregate purchase price of $63,704,000. The restaurant properties were purchased with only cash. The 99 restaurant properties include 75 Arby's, five Schlotzsky's, four Pizza Hut's, two Popeye's, two Carlos O'Kelly's, and 11 regional restaurant properties. Allocation of the cost of the properties has been done on a preliminary basis and will be finalized at year end. The Carlos O'Kelly's restaurant properties were acquired from Carlos O'Kelly's, Inc. Carlos O'Kelly's, Inc. is owned by a director of the Managing General Partner.

During the three months ended March 31, 1997, the Company completed the purchase of 32 restaurant properties for an aggregate purchase price of $20,757,000, including the value of 177,868 Partnership Units issued as part of the aggregate purchase price. The 177,868 Partnership units have a guaranteed market value of $16.87 on the second anniversary date of the closing. The Partnership Units' market value on the closing date equaled $18.67 per Partnership Unit. Sixteen restaurant properties were purchased with a combination of cash and Partnership Units; and 16 restaurant properties were purchased with only cash. The 32 restaurant properties include 16 Bruegger's Bagel's, four Pizza Hut's, three Schlotzsky's, two Arby's, and seven regional restaurant properties.

During the three months ended September 30, 1997, two restaurant properties were sold for cash of $1,265,000, net of closing costs resulting in a gain of $183,000. In addition, one restaurant property was sold for cash of $73,000, net of closing costs and a note receivable of $689,000 which bears interest at 9.75% with interest only payments due monthly through September 1, 2001 at which time the entire unpaid principal balance is due. In accordance with Statement of Financial Accounting Standards No. 66 "Accounting for Real Estate Sales" the Company recorded a deferred gain of $213,000 as a result of the sale.

During the three months ended June 30, 1997, a restaurant property located in Forest Park, OH was sold for $1,171,000, net of closing costs at a gain of $266,000.

In the normal course of business, the Partnership may sign purchase agreements to acquire restaurant properties. Such agreements become binding obligations upon the completion of a due diligence period ranging usually from 15 - 30 days.

On September 30, 1997, earnest money purchase deposits amounting to $2,234,000 were on deposit for the purchase of 21 El Chico restaurant properties, five Perkins restaurant properties, four Harrigan's restaurant properties, three Taco Bell restaurant properties, three Schlotzsky's restaurant properties, and 24 other regional chain restaurant properties

3. MORTGAGE LOAN RECEIVABLES - During the three months ended September 30, 1997 the Company issued a note receivable of $6,000,000 secured by a first mortgage on 14 properties located in Minnesota, Iowa and Wisconsin. This note has a fixed interest rate of 11% and matures 15 years from the date of origination. At September 30, 1997, this note balance was $5,986,000.

4. REVOLVING CREDIT FACILITY - During 1997 the Company's line of credit was increased to $110 million which matures on June 27, 1999 and provides that borrowings thereunder bear interest at LIBOR plus 1.80 % per annum. There is an unused line of credit fee of 0.25% per annum on the average daily excess of the commitment amount over the aggregate unpaid balance of the revolving loan which is charged and is payable on a quarterly basis. In addition to various reporting requirements mandated under the secured loan agreement, the Company must also maintain a tangible net worth, as defined in the loan document, in excess of $85,000,000; maintain a combined GAAP Partner's Capital, as defined in the loan document, of not less than $100,000,000; maintain a cash flow coverage ratio of not less than 1 to 1 based upon a pro forma eight year bank debt amortization; and maintain certain other financial covenants as defined in the loan agreement. The Company's management believes it is in compliance with all loan provisions. On September 30, 1997, the outstanding balance was $109,373,000 and the available borrowing balance was $627,000.

On August 15, 1997, a wholly owned subsidiary of the Company entered into a short term borrowing facility (the "Pacific Mutual Facility") of $30 million which matures on May 20, 1998 and provides that borrowings thereunder bear interest at LIBOR plus 2.30 % per annum. There is an unused fee of 1.0% per annum on the unused commitment. The Pacific Mutual Facility is secured by the pledge of

1,351,618 shares of common stock currently owned by the wholly owned subsidiary. On September 30, 1997, the outstanding balance was $20,200,000 and the available borrowing balance was $9,800,000. The collateral is pari passu with the revolving credit facility.

5. NOTES PAYABLE - On February 26, 1997, the Company issued $40,000,000 in privately placed debt which consists of $12,500,000 Series A Senior Secured Guaranteed Notes with a 8.06% interest rate, having a due date of January 31, 2000; and $27,500,000 Series B Senior Secured Guaranteed Notes with a 8.30% interest rate, having a due date of January 31, 2002. The debt and the revolving credit facility are collateralized by substantially all the assets of the Company.

 6. REIT CONVERSION - On June 27, 1997 the limited partners voted in favor of a conversion from a Master Limited Partnership to a self-advised real estate investment trust (REIT). The actual conversion occurred on October 15, 1997. A one-time charge of $744,000 was made during the second quarter of 1997. An additional charge of $75,000 was made during the three months ended September 30, 1997. The master limited partnership was converted to a REIT on October 15, 1997 pursuant to the merger of a partnership subsidiary of the REIT with and into the Partnership with the Partnership being the surviving entity. In connection with conversion, shares of common stock of the REIT were issued to unitholders and Operating Partnership units were issued to QSV which are exchangeable for shares of REIT common stock on a one for one basis.

7. SUBSEQUENT EVENTS - On October 3, 1997, three Harrigan's restaurant properties and one truck stop and convenience store were purchased for a total purchase price of $4,987,500 in two separate transactions. These purchase prices are exclusive of the 1% paid to the managing general partner and other closing costs.

On October 7, 1997, the Company acquired raw land for a total purchase price of $654,039 on which two Schlotzsky's restaurants are in the process of being constructed. These purchase prices are exclusive of the 1% paid to the managing general partner and other closing costs.

On October 8, 1997, the Company acquired raw land for a total purchase price of $350,000 on which one Schlotzsky's restaurant is in the process of being constructed. This purchase price is exclusive of the 1% paid to the managing general partner and other closing costs.

On October 15, 1997, a wholly-owned subsidiary of the Company entered into a short-term $20 million acquisition facility (the "Acquisition Facility") with PW Real Estate Investments Inc., an affiliate of PaineWebber Incorporated, which is secured by a first mortgage on each of the properties acquired with the Acquisition Facility and by 1,725,997 shares of Common Stock currently owned by such borrower subsidiary of the Company. The Acquisition Facility provides that borrowings thereunder bear interest at LIBOR plus 2.30% per annum. It is expected that the Acquisition Facility will be terminated upon the closing of the Series A Preferred Stock offering described below.

On October 21, 1997, two Burger King restaurant properties were sold for $1,525,000 in cash.

On October 28, 1997, a distribution of $0.3575 per common stock was declared. The record date for such a distribution is December 5, 1997 and the distribution date is December 12, 1997.

On October 30, 1997, the REIT filed a prospectus supplement to issue 3,200,000 shares of Series A Cumulative Convertible Preferred Stock having a liquidation preference of $25 per share.

On November 7, 1997, two Burger King restaurant properties were sold for $1,080,000. The Company received cash of $108,000 and a note receivable of $972,000.

8. Pro Forma (unaudited) - The following pro forma information was prepared by adjusting the actual consolidated results of the Company for the nine month periods ended September 30, 1997 and 1996 for the effects of:

    a. the purchase of 202 restaurant properties on various dates from January 1 through September 30, 1997 for an aggregate purchase price of $130,666,000 including the value of 680,696 Partnership units issued to sellers; the loan of $6,000,000 on a secured mortgage; and the sale of four restaurant properties for $3,217,000; and other related financing transactions, including the sale of 1,509,831 Partnership units for $25,775,000 on various dates through September 30, 1997

    b. the purchase of 184 properties on various dates during 1996 and the related financing transactions as if all such transactions had occurred as of January 1, 1996. Interest expense for pro forma purposes was calculated assuming a weighted average interest rate of 7.7% and 7.5 % per annum for the nine month periods ended September 30, 1997 and 1996, respectively, which approximates the rates the Company paid during such periods.

These pro forma operating results are not necessarily indicative of what the actual results of operations of the Company would have been assuming all of the properties were acquired as of January 1, 1996 and do not purport to represent the results of operations for future periods.



                                                 Nine Months ended September 30,
                                                ---------------------------------
                                                   1997                 1996
                                                ------------        -------------
Total Revenues                                   $  31,394           $   32,058
Expenses:
    Rent                                             1,992                1,855
    Depreciation and amortization                    7,961                7,829
    Taxes, general and administrative                3,642                3,186
    Interest expense                                 9,836                9,719
                                                ------------        -------------
                       Total Expenses               23,431               22,589
                                                ------------        -------------
Income before unusual items                          7,963                9,469
Gain on sale of property                               450                    -
REIT conversion costs                                 (819)                   -
                                                ============        =============
Net income                                       $   7,594           $    9,469
                                                ============        =============
Net income allocable to unitholders              $   7,444           $    9,282
                                                ============        =============
Average number of outstanding units (Primary)       12,731               12,737
                                                ============        =============
Net income per unit                              $    0.58           $     0.73
                                                ============        =============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS.

The Company owned 322 Properties prior to January 1, 1997. The Company acquired 202 Properties from January 1, 1997 to September 30, 1997, the operations of which are included in the periods presented from their respective dates of acquisition.

Revenues in the nine months ended September 30, 1997 totaled $24,596,000, an increase of 87% when compared to the nine months ended September 30, 1996. Revenues in the three months ended September 30, 1997 totaled $9,775,000, an increase of 68% when compared to the three months ended September 30, 1996. The increases were due primarily to increases in the number of Properties owned during this period as compared to the same period in 1996. Through September 30, 1997, approximately 18% of the Company's rental revenues resulted from percentage rents, down from 33% for the year ended December 31, 1996. Thus, during the nine months ended September 30, 1997, the impact of fluctuations in restaurant sales had a diminishing impact on total rental revenues.

General and administrative expenses for the nine months ended September 30, 1997 totaled $3,078,000, an increase of 92% when compared to the nine months ended September 30, 1996. General and administrative expenses for the three months ended September 30, 1997 totaled $1,091,000, an increase of 44% when compared to the three months ended September 30, 1996. The increases were a result of the costs of the increased infrastructure, including additional employees, required by the Company to manage and maintain the Company's rate of growth, as well as the increased management fee payable to the general partner of USRP and the Operating Partnership as a result of increased acquisitions. Rent expense for the nine months ended September 30, 1997 totaled $1,873,000, an increase of 30% when compared to the nine months ended September 30, 1996. Rent expense for the three months ended September 30, 1997 totaled $684,000, an increase of 25% when compared to the three months ended September 30, 1996. The increases in rent expense directly correlate to the property acquisitions.

Interest   expense  for  the  nine  months  ended  September  30,  1997  totaled
$6,661,000,  an  increase  of  287%,  when  compared  to the nine  months  ended
September 30, 1996. Interest expense for the three months ended September 30, 1997 totaled $2,958,000, an increase of 300% when compared to the three months ended September 30, 1996. The increases in interest expense directly correlate to the additional property debt associated with the acquisitions.

Depreciation and amortization expense in the nine months ended September 30, 1997 totaled $5,984,000, an increase of 131% when compared to the nine months ended September 30, 1996. Depreciation and amortization expense in the three months ended September 30, 1997 totaled $2,618,000, an increase of 115% when compared to the three months ended September 30, 1996. The increases in depreciation and amortization expense directly correlate to the property acquisitions.

Liquidity and  Capital Resources.

The Company's principal sources of liquidity are net cash provided by (i) operations, primarily rental revenues generated from its real property investments and (ii) financing activities. Cash generated by operations in excess of operating needs is used to reduce amounts outstanding under the Company's credit facilities instruments and to cover payments of quarterly distributions to stockholders. Currently, the Company's primary source of funding for acquisitions is the line of credit facility.

The Company requires cash in the short-term to make distributions to stockholders, to fund limited capital expenditures relating to the improvement of Properties and tenant improvements. The Company expects to meet its short-term cash needs through undistributed net cash provided by operations and its initial working capital reserves.

The Company's long -term cash needs include funds for property acquisitions, scheduled debt maturities and renovations of Properties and other non-recurring capital improvements. The Company anticipates meeting its future long-term capital needs through the incurrence of additional debt financing secured by individual properties or groups of properties, by unsecured private or public debt offerings or by additional equity offerings, along with cash generated from internal operations. The Company intends to incur additional borrowings for such purposes in a manner consistent with its policy of maintaining a conservative ratio of debt to total market capitalization of less than 50%.

As of September 30, 1997, the Company had approximately $109.4 million outstanding under its $110 million credit facility ("Existing Credit Facility"). The Company may request advances under the Existing Credit Facility to finance the acquisition and/or development of restaurant properties, to redevelop restaurant properties and for working capital. The Existing Credit Facility expires on June 27, 1999 and provides that borrowings thereunder bear interest at LIBOR plus 1.80% per annum. At present the Company has $40 million of senior secured guaranteed notes outstanding, consisting of a $12.5 million tranche maturing on January 31, 2000 and a second $27.5 million tranche maturing on January 31, 2002. As a result of the receipt of its investment grade debt rating, the Company has initiated the procedures necessary to change these notes from secured to unsecured status. On August 15, 1997, a wholly-owned subsidiary of the Company entered into the Pacific Mutual Facility which is secured by among other things, the pledge of 1,351,618 shares of common stock. At September 30, 1997, the amount due under the Pacific Mutual Facility was $20 million. On October 15, 1997, a wholly-owned subsidiary of the Company entered into a short-term $20 million acquisition facility (the "Acquisition Facility") with PW Real Estate Investments Inc., an affiliate of Paine Webber Incorporated, which is secured by a first mortgage on each of the properties acquired with the Acquisition Facility and by 1,725,997 shares of Common Stock currently owned by such borrower subsidiary of the Company. The Acquisition Facility provides that borrowings thereunder bear interest at LIBOR plus 2.30% per annum. It is expected that the Acquisition Facility will be terminated upon the closing of the Series A Preferred Stock offering described below. The Company has entered into an agreement in principle with a major international commercial bank to provide a $175 million Unsecured Credit Facility. The Company anticipates that the Unsecured Credit Facility will bear interest at a rate of LIBOR plus 1.05% per annum. The Unsecured Credit Facility will replace the Existing Credit Facility. On October 30, 1997, the Company filed a prospectus supplement to issue 3,200,000 shares of Series A Cumulative Preferred Stock.

The Company believes that it will have sufficient capital resources to satisfy its obligations during the next 12-month period. Thereafter, the Company expects that future capital needs, including property acquisitions, will be met through a combination of net cash provided by operations, borrowings and additional equity issuances.

The Company paid distributions of $1.29 per share, and of $1.05 per share for the year ended December 31, 1996 and the nine months ended September 30, 1997, respectively. Future distributions by the Company will be at the discretion of the Board and will depend on actual results of operations, the financial condition of the Company, capital requirements or other factors management deems relevant.

FUNDS FROM OPERATIONS

FFO is computed as net income (loss) (computed in accordance with GAAP), excluding the effects of direct financing leases and gains and losses from debt restructuring and sales of property, plus real estate related depreciation and amortization and the deduction of preferred stock dividends. The Company believes FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating, financing and investing activities, it provides investors with an understanding of the ability of the Company to incur and service debt, and make capital expenditures. The Company computes FFO in accordance with standards (see table and footnote below) which may differ from the methodology for calculating FFO utilized by other equity REITs and accordingly, may not be comparable to such other REITs. Further, FFO does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions. FFO for the three month and nine months ended September 30, 1997 and 1996 are as follows (unaudited).


                                               Three months ended           Nine months ended
                                                 September 30,                September 30,
                                            ------------------------------------------------------
                                               1997          1996            1997          1996
                                            ----------    -----------     ----------    ----------
Net Income                                  $  2,532      $  2,590        $  6,631      $  5,774
Add:
   Direct financing lease principal
     payments                                    586           515           1,716         1,515
   Capital leases                                (41)          (47)           (140)         (152)
   Depreciation and amortization               2,618         1,218           5,984         2,593
   Gain on sale of properties                   (183)            -            (450)            -
   REIT conversion costs                          75             -             819             -
                                            ----------    ----------      ----------    ----------
Funds from operations                       $  5,587      $  4,276        $ 14,560      $  9,730
                                            ==========    ==========      ==========    ==========



                           PART II. OTHER INFORMATION

ITEM 2.           CHANGES IN SECURITIES

         c) Sales of unregistered securities by the Registrant for the periods covered by this Form 10-Q are as follows:

             Date                      Title of Security          Amount
             ----                      -----------------          ------
             April  8, 1997            Partnership Unit           188,446
             April 22, 1997            Partnership Unit           187,458
             May 2, 1997               Partnership Unit           185,546
             July 30, 1997             Partnership Unit           172,882

            (a) The unregistered partnership units, as shown above, were sold to Pacific Mutual Life Insurance Company (the "Purchaser"), a California corporation under a Master Limited Partnership Purchase Agreement dated April 7, 1997 between the Purchaser and the Registrant.

            (b) The unregistered units were sold to the Purchaser in cash increments of $4,750,000. The number of units were determined by taking an amount equal to 40% of the draw at a set price, which is $24.00, and 60% of the draw at a formula price, which is equal to
            94.50 % of the average unit price for last 10 trading days prior to the purchase date.

            (c) The unregistered units were sold pursuant to an exemption provided by Rule 506 promulgated under the Securities Act of 1933.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         a) A special meeting of the limited partners of the Registrant was held on June 27, 1997.

         b)(1) The limited partners voted with respect to the proposed merger of USRP Acquisition, L.P. with and into USRP.

                 For              Against               Abstain
                 ---              -------               -------
                 5,853,358        110,765               54,650

           (2) The limited partners voted with respect to the proposed amendment to the partnership agreement of USRP to permit holders of units exchange for shares of the REIT Corporation's common stock.

                  For             Against               Abstain
                  ---             -------               -------
                  5,844,487       112,866               61,420

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


        a) A report on Form 8-K dated May 7, 1997 was filed with the Securities and Exchange Commission on August 21, 1997, reporting financial information regarding the acquisition of restaurant properties.

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


                                      U.S. RESTAURANT PROPERTIES MASTER L.P.
                                         By QSV PROPERTIES, INC.
                                            Managing General Partner






Dated:  November  12, 1997               By  /s/ Robert J. Stetson
                                            ----------------------------------
                                                   Robert J. Stetson
                                            President, Chief Executive Officer