Form 10-Q/A
period 1997-09-30
U S RESTAURANT PROPERTIES MASTER L P
filed 1998-06-04
CIK 785994

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                For the quarterly period ended September 30, 1997

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

      For the transition period from _______________ to __________________


                          Commission File Number 1-9079


                        U.S. RESTAURANT PROPERTIES, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                          41-1541631
-------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

          5310 Harvest Hill Rd., Ste. 270, LB 168, Dallas, Texas 75230
            (Address principal executive offices, including zip code)

                                 972 / 387-1487
              (Registrant's telephone number, including area code)

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

EXPLANATORY NOTE

U.S. Restaurant Properties, Inc. ("USRP"), as successor by merger to U.S. Restaurant Properties Master L.P. (the "Partnership"), hereby files on behalf of the Partnership this amendment to the Partnership's Quarterly Report on Form 10-Q dated September 30, 1997 as filed with the Securities and Exchange Commission on November 12, 1997 as follows:

USRP hereby  submits  restated  Financial  Data  Schedules  (Exhibit  27) of the
Partnership pursuant to statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128"). This amendment is intended for EDGAR filing purposes only and has no impact on the previously reported financial statements, financial condition, business or assets of USRP or the Partnership.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    U.S. RESTAURANT PROPERTIES, INC.




Dated:  June 4, 1997                By  /s/ Robert J. Stetson
                                      ---------------------------------------
                                        Robert J. Stetson
                                        President, Chief Executive Officer



                                    By  /s/ Michael D. Warren
                                      ---------------------------------------
                                        Michael D. Warren
                                        Director of Finance